Form 10-K
period 2020-12-31
Adit EdTech Acquisition Corp.
filed 2021-04-15
CIK 1830029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-39872

ADIT EDTECH ACQUISITION CORP.

(Exact name of Registrant as specified in its Charter)

Delaware	85-3477678
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1345 Avenue of the Americas, 33rd Floor New York, New York	10105
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (646) 291-6930

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of common stock and one-half of one redeemable warrant	ADEX.U	New York Stock Exchange
Common Stock, par value $0.0001 per share	ADEX	New York Stock Exchange
Redeemable warrants, exercisable for shares of common stock at an exercise price of $11.50 per share	ADEX.WS	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐  NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  YES ☐ NO ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).  YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☑	Smaller reporting company	☑

Emerging growth company	☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issues its audit report. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☒ NO ☐

As of June 30, 2020 (the last business day of the Registrant’s second fiscal quarter), the Registrant did not exist and, therefore, cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date.

The number of shares of Registrant’s common stock, par value $0.0001 per share, outstanding as of April 14, 2021 was 34,500,000.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ADIT EDTECH ACQUISITION CORP.

FORM 10-K

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1033, as amended, and Section 21E of the Exchange Act of 1934, as amended. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this annual report may include, for example, statements about:

•	our ability to select an appropriate target business or businesses;
•	our ability to complete our initial business combination;
•	our expectations around the performance of the prospective target business or businesses;
•	our success in retaining or recruiting, or changes required in, our officers, key employees, directors or industry advisors following our initial business combination;
•	our management team members allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;
•	our potential ability to obtain additional financing to complete our initial business combination;
•	our pool of prospective target businesses;
•	the ability of our management team to generate a number of potential acquisition opportunities;
•	our public securities’ potential liquidity and trading;
•	the lack of a market for our securities;
•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance.
•	our financial performance following out initial public offering or an initial business combination; or
•

risks related to the matters set forth in the Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies, issued by the Division of Corporation Finance of the SEC on April 12, 2021.

The forward-looking statements contained in this annual report on Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the Item 1A – Risk Factors of this annual report on Form 10-K. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Summary of Risk Factors

Our business is subject to numerous risks and uncertainties, including those highlighted in the section in this prospectus entitled “Risk Factors,” that represent challenges that we face in connection with the successful implementation of our strategy. The occurrence of one or more of the events or circumstances described in the section titled “Risk Factors,” alone or in combination with other events or circumstances, may adversely affect our ability to effect a business combination, and may have an adverse effect on our business, cash flows, financial condition and results of operations. Such risks include, but are not limited to:

•

Our public stockholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.

•	We may need to reclassify the warrants issued in connection with our IPO as liabilities, which could result in a correction of our 8-K audited financial statement.

•

The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential target businesses, which may make it difficult for us to enter into a business combination with a target.

•

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

•

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to have the public stockholders’ stock redeemed.

•

The requirement that we complete our initial business combination by January 14, 2023 may give potential target businesses leverage over us in negotiating a business combination as we approach our dissolution deadline, which could undermine our ability to complete our business combination on terms that would produce value for our stockholders.

•

We may not be able to complete our initial business combination by January 14, 2023, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate. As a result, our public stockholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

•

If we seek stockholder approval of our initial business combination, our initial stockholders, directors, officers, advisors and their affiliates may elect to purchase shares from public stockholders, which may influence a vote on a proposed business combination and reduce the public “float” of our common stock.

•

If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

•

Public stockholders will not have any rights or interests in funds from the trust account, except under certain limited circumstances. In order for public stockholders to liquidate their  investment, therefore, you may be forced to sell your public shares or warrants, potentially at a loss.

•	Our stockholders will not be entitled to protections normally afforded to investors of many other blank check companies.

•

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on our redemption of our public shares, or less than such amount in certain circumstances, and our warrants will expire worthless.

•

If the funds not being held in trust are insufficient to allow us to operate for at least 24 months from the closing of our initial public offering, we may be unable to complete a business combination, in which case our public stockholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

•	If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share.

•	We may not hold an annual meeting of stockholders until after the consummation of our initial business combination, which could delay the opportunity for our stockholders to elect directors

•

Because we are not limited to evaluating target businesses in a particular industry and have not identified any specific target businesses with which to pursue for our initial business combination, our stockholders will be unable to ascertain the merits or risks of any particular target business’s operations prior to an investment in our securities

•

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

•

We are not required to obtain an opinion from an independent investment banking firm or from another independent firm that commonly renders valuation opinions, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our company from a financial point of view.

•

We may engage Adit, or another affiliate of our sponsor, as our lead financial advisor on our business combinations and other transactions. Any fee in connection with such engagement may be conditioned upon the completion of such transactions. This financial interest in the completion of such transactions may influence the advice such affiliate provides.

•	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the coronavirus (COVID-19) pandemic.

•

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

•

Certain members of our management team are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.

•	The NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

•	We may redeem unexpired warrants prior to their exercise at a time that is disadvantageous to the holder thereof.

•	Our warrants may have an adverse effect on the market price of our common stock and make it more difficult to effectuate our business combination.

•	The provisions of our amended and restated certificate of incorporation may be amended with the approval of holders of a majority of our common stock.

•	We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

•	Past performance may not be indicative of future performance of an investment in us.

PART I

Item 1. Business.

Proposed Business Overview

Adit EdTech Acquisition Corp. (“we”, “us”, “our” or the “Company”) is a newly organized blank check company incorporated in Delaware for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this annual report on Form 10-K as our initial business combination.

Our sponsor, Adit EdTech Sponsor, LLC, a Delaware limited liability company (“sponsor”), is an affiliate of Adit Ventures, LLC, a Delaware limited liability company (“Adit’), an investment adviser whose principals have combined investment experience of over 150 years and a track record of value creation in portfolio companies operating in the public markets. Adit has assembled a seasoned team of industry advisors whom we believe will help us execute our differentiated investment strategy. Through our affiliation with our sponsor and management team, we will seek to acquire established businesses that we believe are fundamentally sound but potentially in need of financial, operational, strategic, or managerial transformation to maximize value for stockholders. We intend to focus on companies which we believe offer an opportunity for stockholder value creation through the combination of (i) an attractive valuation entry point, (ii) a clear plan to unlock incremental value through operational and/or strategic improvements and (iii) a clear path to bring the target company to the public market and implement best-in-class public company governance. We will seek to partner with the owners of a target business to offer them an option to create partial liquidity, transition their legacy to a public company and/or resolve any fragmented ownership or succession planning issues, all while maintaining a singular focus on driving the target business to a higher level of performance and value. We may also look at earlier stage companies that exhibit the potential to change the industries in which they participate, and which offer the potential of sustained high levels of revenue growth.

While we may pursue an acquisition opportunity in any business industry or sector, we intend to focus our search for target businesses in the education, training and edtech industries. We intend to build an industry leading sustainable education platform with attractive returns on invested capital and robust free cash flow generation. By consummating a business combination with a target business in the education, training and edtech industries, we hope to offer public market investors near-term access and direct investment exposure to the long-term trends favorably impacting these sectors and to the consolidation and value-creation opportunities related thereto. We intend to take a disciplined approach towards consummating an initial business combination with an emphasis on building significant stockholder value over the long-term. We also intend to look for target businesses with proven management teams who will foster an ownership culture with strong alignment of incentives.

On January 14, 2021, we completed our initial public offering (“IPO”) of 24,000,000 units (“Units”). Each Unit consists of one share of common stock, par value $0.0001 per share (“Common Stock”), and one-half of one redeemable warrant (the “Warrants”), each whole warrant entitling the holder thereof to purchase one share of Common Stock at an exercise price of $11.50 per share, subject to adjustment, pursuant to the Company’s registration statements on Form S-1 (File Nos. 333-251641 and 333-252021). The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $240,000,000.

On January 14, 2021, simultaneously with the consummation of the IPO, we completed a private placement of an aggregate of 6,550,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant, generating gross proceeds of $6,550,000 (the “Private Placement”).

A total of $240,000,000 of the net proceeds from the IPO and the Private Placement was deposited in a trust account established for the benefit of our public stockholders.

On January 15, 2021, the underwriters in our IPO exercised their over-allotment option in full, and on January 19, 2021, the underwriters purchased an additional 3,600,000 Units at an offering price of $10.00 per Unit, generating gross proceeds of $36,000,000. Simultaneously with the closing of the sale of additional Units, we sold an additional 720,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, generating gross proceeds of $720,000. As of January 19, 2021, an aggregate amount of $276,000,000 of the net proceeds from the IPO (including the additional 3,600,000 Units and additional 720,000 Private Placement Warrants) were deposited in our trust account established in connection with the IPO.

Rationale for a thematic focus on the Education, Training and Edtech Industries

•

We believe that the education, training and education technology (“edtech”) industries present attractive characteristics of long term growth prospects globally, stable and cycle-proof demand, fragmented market with opportunities for consolidation, lack of dominant players and global brands, predictable digital transition patterns, and a large universe of growing and profitable targets.

•

We believe that edtech companies are largely under-represented in the publicly traded markets in the U.S. and globally relative to the size of the sectors. According to educational and consulting research firm HolonIQ’s August 2020 market size and growth estimates, global edtech spending is projected to increase at a 16.3% compounded annual growth rate from $163 billion in 2019 to over $400 billion in 2025. However, HolonIQ believes the sector will still be underpenetrated, as edtech would only represent 5.5% of the $7.3 trillion in expected education spending that year (based on HolonIQ’s revised forecast that reflects COVID-19 impacts). We believe that, upon the successful implementation of our strategy, we will provide our investors with exposure to the growth, consolidation and disruption opportunities available in the edtech sector globally.

•

We believe that five long-term trends are driving positive transformation in the edtech industries, creating opportunities for long term value-creation in the sector specifically and, more broadly, in the associated knowledge economy. These drivers of transformation are: Digitization (the use of digital content and services), Responsiveness (designing education and training on a bespoke basis for the individual), Privatization (the growing private supply of education and training), Automation (the use of artificial intelligence and data to enhance efficacy and efficiency of education and training) and Globalization (the international development and dissemination of content, certification, technology and brands). We intend to take advantage of these long-term trends impacting the sector and to the associated consolidation and value-creation opportunities.

•

We believe that by leveraging our management team’s sector knowledge, extensive transaction experience, global network of influencers and business owners, together with strategic access to targets and capital markets, we can provide a number of significant benefits to potential business combination partners and public market investors that can potentially lead to attractive long-term risk-adjusted returns. Our management team members are routinely sought after for strategic advice by market participants in our focus industries, and we believe this represents a point of leverage for differentiation in pursuit of a business combination.

•

We believe that by being one of the few blank check listed companies thematically focused on the edtech industries, managed by a collaborative team of industry experts and financial engineers, we will create an alternative path to a traditional initial public offering and a selective consolidation platform for the large universe of growing and profitable companies which could benefit from having a direct access to capital market to achieve their long term goals and take advantage of growth, consolidation and disruption opportunities available in the sector.

•

We believe that we could become a selective consolidation platform for strategically positioned private companies focused on preparing the next generation of students, workers and professionals to compete in the knowledge economy.

Business Strategy

Our goal is to collaborate with a company that already is a fundamentally sound business. In connection with a proposed business combination, we will seek to work with a proposed target business to access the capital markets and execute a proprietary value-creation business plan helping the company continue to grow into the next phase of its life cycle. Although we may pursue targets in any industry, we intend to focus on the education, training and edtech industries which complement our management team’s background. We intend to focus our acquisition strategy to leverage our management team’s network of proprietary deal sourcing where we believe a combination of industry research and significant relationships with founder-owned private companies, late-stage venture capital and private equity backed companies, domestic and international government agencies, regulators and lawmakers, and academic institutions will provide us with a number of attractive business combination opportunities. Additionally, we expect that the relationships cultivated by our management team members from their years of transaction experience with public and private companies, investment bankers, restructuring advisers, attorneys and accountants will provide potential opportunities for us. We will seek to identify and complete our initial business combination with a company that complements the experience of our management team and that can benefit from their operational expertise. In particular, key aspects of our business strategy will include:

•

Targeting private education, training and edtech companies with pricing power, attractive brands, strong and diverse management teams, track record of growth and scalable platforms. Market segments on which we plan to focus typically share five common characteristics: underlying and stable or accelerating growth, significant size, currently fragmented, profitable, and containing early-adopters of technology. These include, but are not limited to, the international school market, alternative education, vocational training, corporate training and professional upskilling.

•

Focusing on companies that are ready to operate in the scrutiny of public markets, with strong management, corporate governance and reporting policies in place and that offer potential for improvement of financial performance, growth through a business combination, or significant embedded and/or underexploited expansion opportunities.

•	Focusing on target companies located in North America, but also will consider companies that have a global platform that includes North America.

Additionally, our selection process will leverage our management team’s broad and deep relationship network, unique industry experiences and deal sourcing capabilities to access a broad spectrum of differentiated opportunities. This network has been developed through our management team’s extensive experience and demonstrated success in both investing in and operating businesses across our focus industries, developing a distinctive combination of capabilities, including:

•	a track record of building industry-leading companies and delivering stockholder value over an extended time period;
•

a prolific acquisition history focusing on companies with strong financial results and strategic position. This acquisition history has been executed using an established proprietary deal sourcing and differentiated transaction execution/structuring capabilities;

•

experience deploying a proven value creation toolkit including identifying value enhancements, recruiting key personnel and delivering operating efficiency by consistently exceeding synergy targets; and

•	an extensive history of accessing the capital markets across various business cycles, including financing businesses and assisting companies with transition to public ownership.

Our sponsor and management team will communicate with their networks of relationships to articulate the foregoing initial parameters and begin the process of pursuing and reviewing potential opportunities.

Acquisition Criteria

Consistent with our business strategy, we have identified the following general criteria and guidelines which we believe are important in evaluating prospective target businesses. We intend to use these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our initial business combination with a target business that does not meet these criteria and guidelines. We intend to acquire one or more businesses that we believe:

•	are fundamentally sound and that we believe are underperforming their potential;
•

are in a position to utilize our management team’s global network of contacts, which can provide access to differentiated deal flow and significant deal-sourcing capabilities following a business combination;

•	are at an inflection point, such as requiring additional management expertise or new operational techniques to drive improved financial performance;
•

exhibit unrecognized value or other characteristics, desirable returns on capital and a need for capital to achieve the company’s growth strategy, that we believe have been misevaluated by the marketplace based on our analysis and due diligence review;

•

will offer an attractive risk-adjusted return for our stockholders; the potential upside from growth in the target business and an improved capital structure will be weighed against any identified downside risks; and

•	have been materially impacted by possible market dislocations or that have new market opportunities and would benefit from capital markets access.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our stockholder communications related to our initial business combination, which, as discussed in this annual report on Form 10-K, would be in the form of tender offer documents or proxy solicitation materials that we would file with the Securities and Exchange Commission (the “SEC”).

Initial Business Combination

The NYSE rules require that our initial business combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the trust account (less any deferred underwriting commissions and taxes payable on interest earned) at the time of our signing a definitive agreement in connection with our initial business combination. If our board of directors is not able to determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm or from another independent entity that commonly renders valuation opinions, with respect to the satisfaction of such criteria. Notwithstanding the foregoing, if we are not then listed on the NYSE, these rules will not be applicable to us.

We anticipate structuring our initial business combination so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the outstanding equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders or for other reasons, but we expect to only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to our initial business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the NYSE’s 80% fair market value test. If our initial business combination involves more than one target business, the 80% fair market value test will be based on the aggregate value of all of the target businesses.

Acquisition process

In evaluating a prospective target business, we expect to conduct an extensive due diligence review which will encompass, as applicable and among other things, commercial and industry due diligence, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, and a review of financial and other information about the target and its industry. To help facilitate this evaluation we will rely on input from our management team and may determine to engage third-party due diligence providers. We also intend to leverage the operational and capital allocation planning experience of Adit and our management team.

We are not prohibited from pursuing our initial business combination with a target business that is affiliated with our sponsor or any member of our management team or from making an acquisition through a joint venture or other form of shared ownership with our sponsor, any member of our management team or their affiliates. In the event we seek to complete such an initial business combination, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm or from another independent entity that commonly renders valuation opinions that such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Our sponsor and each member of our management team may, directly or indirectly, own shares of Common Stock issued prior to the IPO (“founder shares”) and/or Private Placement Warrants and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, they may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such individual was included by a target business as a condition to any agreement with respect to our initial business combination.

Each member of our management team presently has, and any of them in the future may have additional, fiduciary, contractual or other obligations or duties to one or more other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entities. Accordingly, if any of them become aware of a business combination opportunity which is suitable for one or more entities to which he or she has fiduciary, contractual or other obligations or duties, he or she will honor these obligations and duties to present such business combination opportunity to such entities first, and only present it to us if such entities reject the opportunity and he or she determines to present the opportunity to us. However, we do not expect these duties to present a significant conflict of interest with our search for an initial business combination. Subject to the foregoing fiduciary or contractual obligations, our officers and directors have agreed to present to us all target business opportunities that have a fair market value of at least 80% of the assets held in the trust account.

Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

We may engage Adit, or another affiliate of our sponsor, as a financial advisor in connection with our initial business combination and pay such affiliate a customary financial advisory fee in an amount that constitutes a market standard financial advisory fee for comparable transactions. Therefore, our sponsor may have additional financial interests in the completion of the initial business combination. These financial interests may influence the advice any such affiliate provides us as our financial advisor, which advice would contribute to our decision on whether to pursue a business combination with any particular target.

In addition, none of our industry advisors are officers or directors of our company and therefore owe us no fiduciary duties as such. While we expect that they will assist us in identifying business combination targets, they have no obligation to do so and may devote a substantial portion of their business time to activities unrelated to us. Our industry advisors may have fiduciary, contractual or other obligations or duties to other organizations to present business combination opportunities to such other organizations rather than to us. Accordingly, if any industry advisor becomes aware of a business combination opportunity which is suitable for one or more entities to which he has fiduciary, contractual or other obligations or duties, he will honor those obligations and duties to present such business combination opportunity to such entities first and only present it to us if such entities reject the opportunity and he determines to present the opportunity to us.

Our Sponsor: Adit EdTech Sponsor, LLC, an affiliate of Adit Ventures, LLC

Our sponsor, Adit EdTech Sponsor, LLC, is a newly organized special purpose vehicle affiliated with Adit. Our sponsor is majority-owned by an affiliate of Adit and our management team. Adit, which was founded in 2014, is a New York-based investment adviser with a fundamental approach to investing primarily in late-stage growth capital investments in top performing pre-IPO companies. Adit seeks to produce superior risk-adjusted returns by employing a disciplined, fundamentally based, value-driven, thematic portfolio construction. Adit’s management team invests in every deal on the same terms as its investors.

The following characteristics summarize Adit’s investment portfolio:

•	market-leading companies with proven management, backed by top-tier venture capital investors, with strong cash flows and profitability;
•	dynamic and sustainable businesses with large addressable markets, scalable revenue models, and strong management teams with proper governance, positive environmental and sustainability record; and
•	diversified across industry, geography and economic sectors.

Adit’s investment team conducts substantial business, financial and legal due diligence on every investment opportunity. We believe Adit’s platform will provide us with key advantages, including (i) extensive research capabilities and industry expertise, (ii) deal flow from institutional client relationships, banks, brokers and other intermediaries, (iii) a strong network of proven operators, executives, board members and industry advisors with expertise across various industries, (iv) an ability to attract talented investment professionals and advisors, and (v) significant experience in positioning companies for success in the public equity markets through a focus on operational value creation implemented according to specific, executable plans, along with enhanced corporate governance. Additionally, we believe that Adit’s reputation with institutional equity investors will ensure that investors consider the pro-forma impact of a business combination and the value creation plan that we intend to implement.

Other Interests

Our management team are not required to commit any specific amount of time to our affairs, but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that any member of our management team will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the current stage of the business combination process. Accordingly, our founders and management team may have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence.

We believe our sponsor’s, management team’s and their affiliates’ operating and transaction experience and relationships with companies will provide us with a substantial number of potential business combination targets. Our sponsor and management team have developed a broad network of contacts and corporate relationships around the world. This network has grown through the activities of our management team sourcing, acquiring and financing businesses, our sponsor’s and management team’s relationships with sellers, financing sources and target management teams and the experience of our sponsor in executing transactions under varying economic and financial market conditions.

We also may engage Adit, or another affiliate of our sponsor, as our lead financial advisor in connection with our initial business combination and may pay such affiliate a customary financial advisory fee in an amount that constitutes a market standard financial advisory fee for comparable transactions.

Status as a Public Company

We believe our structure will make us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination. In this situation, the owners of the target business would exchange their shares of stock in the target business for shares of our stock or for a combination of shares of our stock and cash, allowing us to tailor the consideration to the specific needs of the sellers. Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more certain and cost effective method to becoming a public company than the typical initial public offering. In a typical initial public offering, there are additional expenses incurred in marketing, road show and public reporting efforts that may not be present to the same extent in connection with a business combination with us.

Furthermore, once a proposed business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or could have negative valuation consequences. Once public, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with stockholders’ interests. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

Financial Position

With funds available for a business combination initially in the amount of $266,340,000 assuming no redemptions and after payment of $9,660,000 of deferred underwriting fees, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires.

Effecting our Initial Business Combination

We intend to effectuate our initial business combination using cash from the proceeds of the IPO and the Private Placement of the Private Placement Warrants, our capital stock, debt or a combination of these as the consideration to be paid in our initial business combination. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If the purchase price for our initial business combination is paid in equity or debt securities, or not all of the funds released from the trust account are used for payment of the purchase price or used for redemptions of purchases of our common stock, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination, and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account. Subject to compliance with applicable securities laws, we would expect to complete such financing only simultaneously with the completion of our business combination. In the case of an initial business combination funded with assets other than the trust account assets, our tender offer documents or proxy materials disclosing the business combination would disclose the terms of the financing. There are no prohibitions on our ability to raise funds privately, or through loans in connection with our initial business combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

Sources of Target Businesses

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment market participants, private equity groups, investment banking firms, consultants, accounting firms and large business enterprises. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read this annual report and know what types of businesses we are targeting. Our management team, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our management team. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. We have agreed to pay our sponsor or its affiliate a total of $10,000 per month for office space, utilities, secretarial support and administrative services and to reimburse our sponsor for any out-of-pocket expenses related to identifying, investigation and completing an initial business combination. We may also pay a customary financial advisory fee to Adit, or another affiliate of our sponsor, in an amount that constitutes a market standard financial advisory fee for comparable transactions. Some of our management team may enter into employment or consulting agreements with the post-transaction company following our initial combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an acquisition candidate.

We are not prohibited from pursuing our initial business combination with a target business that is affiliated with our sponsor or any member of our management team or from making an acquisition through a joint venture or other form of shared ownership with our sponsor, any member of our management team or their affiliates. In the event we seek to complete such an initial business combination, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm or from another independent entity that commonly renders valuation opinions that such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

As more fully discussed in “Item 10. Directors, Executive Officers and Corporate Governance — Conflicts of Interest,” if any of our management team becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has pre-existing fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. Certain members of our management team currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

Selection of a Target Business and Structuring of our Initial Business Combination

NYSE rules require that our initial business combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of our assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the income earned on the trust account) at the time of the agreement to enter into the initial business combination. The fair market value of the target or targets will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation or value of comparable businesses. If our board is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm or from another independent firm that commonly renders valuation opinions with respect to the satisfaction of such criteria. Subject to this requirement, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses.

Notwithstanding the foregoing, if we are not then listed on the NYSE for whatever reason, we would no longer be required to meet the foregoing 80% fair market value test.

In any case, we anticipate only completing an initial business combination in which we own or acquire 50% or more of the outstanding voting securities of the target or otherwise acquire a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. If we own or acquire less than 100% of the equity interests or assets of a target business or businesses, the portion of such business or businesses that are owned or acquired by the post-transaction company is what will be valued for purposes of the 80% fair market value test. There is no basis for investors to evaluate the possible merits or risks of any target business with which we may ultimately complete our business combination.

To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

In evaluating a prospective target business, we expect to conduct a thorough due diligence review, which will encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as a review of financial and other information that will be made available to us. We may engage Adit, or another affiliate of our sponsor, as a financial advisor in connection with our initial business combination and pay such affiliate a customary financial advisory fee in an amount that constitutes a market standard financial advisory fee for comparable transactions.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. In addition, we intend to focus our search for an initial business combination in a single industry. By completing our business combination with only a single entity, our lack of diversification may:

•

subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and

•	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’ management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our directors or industry advisors will remain associated in some capacity with us following our business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Stockholders May Not Have the Ability to Approve our Initial Business Combination

We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC. However, we will seek stockholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek stockholder approval for business or other legal reasons. Presented in the table below is a graphic explanation of the types of initial business combinations we may consider and whether stockholder approval is currently required under Delaware law for each such transaction.

Type of Transaction	Whether Stockholder Approval is Required
Purchase of assets	No
Purchase of stock of target not involving a merger with the company	No
Merger of target into a subsidiary of the company	No
Merger of the company with a target	Yes

Under the NYSE’s listing rules, stockholder approval would be required for our initial business combination if, for example:

•	we issue shares of common stock that will be equal to or in excess of 20% of the number of shares of our common stock then outstanding;
•

any of our directors, officers, industry advisors or substantial security holders (as defined by the NYSE rules) has a 5% or greater interest, directly or indirectly, in the target business or assets to be acquired and if the number of shares of common stock to be issued, or if the number of shares of common stock into which the securities may be convertible or exercisable, exceeds either (a) 1% of the number of shares of common stock or 1% of the voting power outstanding before the issuance in the case of any of our directors, industry advisors or officers (b) 5% of the number of shares of common stock or 5% of the voting power outstanding before the issuance in the case of any substantial security holders; or

•	the issuance or potential issuance of common stock will result in our undergoing a change of control.

Permitted Purchases of our Securities

In the event we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, the holders of our founder shares (the “initial stockholders”), directors, officers, advisors or any of their affiliates may purchase public shares in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination.

However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase public shares in such transactions. If they engage in such transactions, they will not make any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. We adopted an insider trading policy which would generally require insiders to: (i) refrain from purchasing securities during certain blackout periods and when they are in possession of any material non-public information; and (ii) to clear all trades with our legal counsel prior to execution. We cannot currently determine whether our insiders will make such purchases pursuant to a Rule 10b5-1 plan, as it will be dependent upon several factors, including but not limited to, the timing and size of such purchases. Depending on such circumstances, our insiders may either make such purchases pursuant to a Rule 10b5-1 plan or determine that such a plan is not necessary.

In the event that our initial stockholders, directors, officers, advisors or any of their affiliates purchase public shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights or submitted a proxy to vote against our initial business combination, such selling stockholders would be required to revoke their prior elections to redeem their shares and any proxy to vote against our initial business combination. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules.

The purpose of such purchases would be to vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of our initial business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. This may result in the completion of our initial business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our common stock may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

It is anticipated that our initial stockholders, directors, officers, advisors or their affiliates would identify the stockholders with whom they may pursue privately negotiated purchases by either the stockholders contacting us directly or by our receipt of redemption requests submitted by stockholders following our mailing of proxy materials in connection with our initial business combination. Furthermore, it is anticipated that they would select which stockholders to purchase shares from based on the negotiated price and number of shares and any other factors that they may deem relevant, and only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

Our officers, directors, industry advisors and/or any of their affiliates will not make purchases of common stock if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of common stock upon the completion of our initial business combination at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account is initially anticipated to be $10.00 per public share. The per share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the representative of the underwriters. Our sponsor, initial stockholders and management team have entered into letter agreements with us, pursuant to which they have agreed to waive their redemption rights with respect to the founder shares and any public shares they may acquire after the IPO in connection with the completion of our initial business combination.

Manner of Conducting Redemptions

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of common stock upon the completion of our initial business combination either (i) in connection with a stockholder meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under the law or stock exchange listing requirement. Asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding common stock or seek to amend our amended and restated certificate of incorporation would require stockholder approval. If we structure a business combination transaction with a target company in a manner that requires stockholder approval, we will not have discretion as to whether to seek a stockholder vote to approve the proposed business combination.

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

•	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and
•

file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our business combination, we or our initial stockholders will terminate any plan established in accordance with Rule 10b5-1 to purchase shares of our common stock in the open market if we elect to redeem our public shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, we will not redeem any public shares unless our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination (so that we are not subject to the SEC’s “penny stock” rules). If public stockholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

If, however, stockholder approval of the transaction is required by law or stock exchange listing requirement, or we decide to obtain stockholder approval for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

•

conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

•	file proxy materials with the SEC.

In the event that we seek stockholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public stockholders with the redemption rights described above upon completion of the initial business combination.

If we seek stockholder approval, we will complete our initial business combination only if a majority of the then outstanding shares of common stock present and entitled to vote at the meeting to approve the initial business combination are voted in favor of the business combination. Each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction. In addition, our sponsor, initial stockholders and management team have entered into letter agreements with us, pursuant to which they have agreed to waive their redemption rights with respect to the founder shares and any public shares they hold in connection with the completion of a business combination.

Our amended and restated certificate of incorporation provides that in no event will we redeem our public shares unless our net tangible assets are at least $5,000,001 either immediately prior to or upon consummation of our initial business combination (so that we are not subject to the SEC’s “penny stock” rules). For example, the proposed business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all shares of common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all shares of common stock submitted for redemption will be returned to the holders thereof.

Limitation on Redemption upon Completion of our Initial Business Combination if we Seek Stockholder Approval

Notwithstanding the foregoing, if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to Excess Shares. We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our sponsor or its affiliates to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 15% of the shares issued in the IPO, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

Tendering Stock Certificates in Connection with Redemption Rights

In connection with any stockholder meeting to approve an initial business combination, we may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent or to deliver their shares to the transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option, prior to a date set forth in the proxy materials mailed to such holders. Accordingly, a public stockholder would have from the time we send out our proxy materials until the date set forth in such proxy materials to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short exercise period, it is advisable for stockholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker such nominal amount and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used historically by many blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the stockholders’ vote on an initial business combination, and a holder could simply vote against a proposed initial business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the initial business combination was approved, the company would contact such stockholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the stockholder then had an “option window” after the completion of the initial business combination during which he or she could monitor the price of the company’s stock in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which stockholders were aware they needed to commit before the stockholder meeting, would become “option” rights surviving past the completion of the initial business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming holder’s election to redeem is irrevocable once the initial business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the proxy materials. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If our initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed initial business combination is not completed, we may continue to try to complete an initial business combination with a different target until January 14, 2023.

Redemption of Public Shares and Liquidation if no Initial Business Combination

We will have until January 14, 2023 to complete our initial business combination. If we are unable to complete our business combination by January 14, 2023 (and our stockholders have not amended our amended and restated certificate of incorporation to extend this time period), we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our tax obligations (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our business combination by January 14, 2023.

Our sponsor and management team have entered into letter agreements with us pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares held by them if we fail to complete our initial business combination by January 14, 2023. However, if they acquire public shares after the IPO, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination by January 14, 2023 within the allotted 24-month time period.

Our sponsor and management team have agreed, pursuant to written agreements with us, that they will not propose any amendment to our amended and restated certificate of incorporation (a) that would modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or certain amendments to our certificate of incorporation or to redeem 100% of our public shares if we do not complete our initial business combination by January 14, 2023 or (b) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our tax obligations divided by the number of then outstanding public shares. However, we may not redeem our public shares unless our net tangible assets are at least $5,000,001 either immediately prior to or upon consummation of a business combination (so that we are not subject to the SEC’s “penny stock” rules).

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $1,000,000 of proceeds held outside the trust account, although we cannot assure you that there will be sufficient funds for such purpose.

However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay our tax obligations, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of the IPO and the sale of the Private Placement Warrants, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by stockholders upon our dissolution would be approximately $10.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be substantially less than $10.00. Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver.

In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Our sponsor has agreed that it will be liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a definitive agreement for a business combination, reduce the amount of funds in the trust account to below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay our tax obligations and up to $100,000 for liquidation expenses, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account (even if such waiver is deemed to be unenforceable) and except as to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. We have not independently verified whether our sponsor has sufficient funds to satisfy this indemnity obligation nor have we asked it to reserve for such eventuality and believe that our sponsor’s only assets are securities of our company. Therefore, we believe it is unlikely that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of the shares of common stock held by our public shareholders. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay our tax obligations and up to $100,000 for liquidation expenses, and our sponsor asserts that it is unable to satisfy its indemnification obligation or that it has no indemnification obligation related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligation. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligation to us, it is possible that our independent directors in exercising their business judgment may choose not to do so if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.00 per public share.

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent auditors and the underwriters in the IPO), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. We will have access to up to approximately $1,000,000 from the proceeds of the IPO with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our business combination by January 14, 2023 may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our business combination by January 14, 2023, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to complete our business combination by January 14, 2023, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible after January 14, 2023 and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we will seek to have all vendors, service providers (other than our independent auditors and the underwriters in the IPO), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the trust account is remote. Further, our sponsor may be liable only to the extent necessary to ensure that the amounts in the trust account are not reduced below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest withdrawn to pay our tax obligations and up to $100,000 for liquidation expenses, and will not be liable as to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.00 per share to our public stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, our board may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public stockholders will be entitled to receive funds from the trust account only in the event of the redemption of our public shares if we do not complete our business combination by January 14, 2023 or if they redeem their respective shares for cash upon the completion of the initial business combination. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights described above.

Competition

In identifying, evaluating and selecting a target business for our business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than we do. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Employees

We currently have three executive officers. Members of our management team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that any such person will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the current stage of the business combination process.

Periodic Reporting and Financial Information

We registered our units, common stock and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accountants.

We will provide stockholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to stockholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with, or reconciled to, GAAP or IFRS, depending on the circumstances. We cannot assure you that any particular target business identified by us as a potential acquisition candidate will have the necessary financial statements. To the extent that this requirement cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of: (i) the last day of the fiscal year (a) following the fifth anniversary of the completion of the IPO, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th; and (ii) the date on which we have issued more than $1.00 billion in non-convertible debt during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates exceeds $250 million as of the prior June 30th, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates exceeds $700 million as of the prior June 30th.

Item 1A. Risk Factors.

Ownership of our securities involves a high degree of risk. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline and a holder of our securities could lose all or part of its investment. This report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks described below.

Risks Relating to our Search for, Consummation of, or Inability to Consummate,

a Business Combination and Post-Business Combination Risks

Our public stockholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.

We may not hold a stockholder vote to approve our initial business combination unless such business combination would require stockholder approval under applicable law or stock exchange listing requirements or if we decide to hold a stockholder vote for business or other legal reasons. Except as required by law, the decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion. If we decide to allow stockholders to their shares to us in a tender offer, we may complete our initial business combination even if holders of a majority of our public shares do not approve of the business combination.

We may need to reclassify the warrants issued in connection with our IPO as liabilities, which could result in a correction of our 8-K audited financial statement.

In connection with our IPO that closed in January 2021, we issued 27,600,000 units, each consisting of one shares of common stock and one-half of one redeemable public warrant and 7,270,000 private placement warrants. Each whole warrant entitles the holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment. Both the public and private placement warrants were classified as equity in our previously issued audited balance sheet as of January 14, 2021 included in our Current Report on Form 8-K filed on January 21, 2021.

On April 12, 2021, the Staff of the Securities and Exchange Commission (“SEC”) released the Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (the “Statement”) In the Statement, SEC Staff made the observation that certain contractual provisions in the typical warrant agreement may result in such warrants needing to be classified as a liability rather than equity. The SEC Staff concluded that such provisions would require the warrants to be classified as a liability measured at fair value, with changes in fair value reported each period in earnings. Any reclassification of the public warrants and the private warrants and its impact on the Company’s balance sheet may be material.

The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential target businesses, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a definitive agreement with a prospective target business that requires as a closing condition that we have a minimum amount of cash. If too many public stockholders exercise their redemption rights, we may not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Furthermore, in no event will we redeem our public shares unless our net tangible assets are at least $5,000,001 either immediately prior to or upon consummation of such business combination (so that we are not subject to the SEC’s “penny stock” rules). Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or will result in us not being able to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a definitive agreement with us.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many public stockholders may exercise their redemption rights and, therefore, will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements or arrange for third-party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to have the public stockholders’ stock redeemed.

If our business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would not be consummated is increased. If our initial business combination is not consummated, our public stockholders would not receive their pro rata portion of the trust account until we liquidate the trust account. If our public stockholders are in need of immediate liquidity, they could attempt to sell their stock in the open market; however, at such time our stock may trade at a discount to the pro rata amount per share in the trust account. In either situation, our public stockholders may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or our public stockholders are able to sell their stock in the open market.

The requirement that we complete our initial business combination by January 14, 2023 may give potential target businesses leverage over us in negotiating a business combination as we approach our dissolution deadline, which could undermine our ability to complete our business combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination by January 14, 2023. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above.

We may not be able to complete our initial business combination by January 14, 2023, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate. As a result, our public stockholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

We must complete our initial business combination by January 14, 2023. We may not be able to find a suitable target business and complete our initial business combination within such time period. If we have not completed our initial business combination within such time period and have not increased the time available to us by amending our amended and restated certificate of incorporation, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our tax obligations (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may only receive $10.00 per share, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares.

If we seek stockholder approval of our initial business combination, our initial stockholders, directors, officers, advisors and their affiliates may elect to purchase shares from public stockholders, which may influence a vote on a proposed business combination and reduce the public “float” of our common stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our initial stockholders, directors, officers, advisors or any of their affiliates may purchase public shares in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. Such a purchase may include a contractual acknowledgement that such public stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our initial stockholders, sponsor, directors, officers, advisors or any of their affiliates purchase public shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling public stockholders would be required to revoke their prior elections to redeem their shares. The purpose of such purchases would be to vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of our initial business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum amount of cash at the closing of our initial business combination, where it appears that such requirements would otherwise not be met. This may result in the completion of our initial business combination that may not otherwise have been possible. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

In addition, if such purchases are made, the public “float” of our common stock and the number of beneficial holders of our securities may be reduced, possibly making it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our business combination. Despite our compliance with these rules, if a stockholder fails to receive our tender offer or proxy materials, as applicable, such stockholder may not become aware of the opportunity to redeem its shares. In addition, the tender offer documents or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or redeem public shares. For example, in connection with any stockholder vote to approve a business combination, we may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent up to two business days prior to the vote on the proposal to approve the business combination or to deliver their shares to the transfer agent electronically. In the event that a stockholder fails to comply with these or any other procedures, its shares may not be redeemed.

Public stockholders will not have any rights or interests in funds from the trust account, except under certain limited circumstances. In order for public stockholders to liquidate their  investment, therefore, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public stockholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those shares of common stock that such stockholder properly elected to redeem, subject to the limitations described herein; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or certain amendments to our certificate of incorporation or to redeem 100% of our public shares if we do not complete our initial business combination by January 14, 2023 or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity and (iii) the redemption of our public shares if we are unable to complete an initial business combination by January 14, 2023 as further described herein. In no other circumstances will a public stockholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Our stockholders will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of the IPO and the sale of the Private Placement Warrants are intended to be used to complete an initial business combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the U.S. securities laws. However, because we have net tangible assets in excess of $5,000,000, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our units will be immediately tradable and we will have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, offerings subject to Rule 419 would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of our initial business combination.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on our redemption of our public shares, or less than such amount in certain circumstances, and our warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there will be numerous target businesses we could potentially acquire with the net proceeds of the IPO and the sale of the Private Placement Warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. If we are unable to complete our initial business combination, our public stockholders may receive only $10.00 per share, or possibly less than $10.00 per share, on the liquidation of our trust account and our warrants will expire worthless.

If the funds not being held in trust are insufficient to allow us to operate until January 14, 2023, we may be unable to complete a business combination, in which case our public stockholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

We believe that the funds available to us outside of the trust account, together with funds that may be made available to us by our sponsor, members of our management team and their affiliates through loans, will be sufficient to allow us to operate through January 14, 2023, assuming that a business combination is not consummated during that time. However, we cannot assure you that our estimates will be accurate. Accordingly, if we use all of the funds held outside of the trust account, we may not have sufficient funds available with which to structure, negotiate or close an initial business combination. In such event, we would need to borrow funds from our sponsor, officers or directors or their affiliates to operate or may be forced to liquidate.

Neither our sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public stockholders may only receive $10.00 per share, or possibly less than $10.00 per share, on our redemption of our public shares and our warrants will expire worthless.

Subsequent to our completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will surface all material issues that may be present inside a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any stockholders who choose to remain stockholders following the business combination could suffer a reduction in the value of their shares.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share.

Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. Upon redemption of our public shares, if we are unable to complete our business combination within the prescribed timeframe, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public stockholders could be less than the $10.00 per share initially held in the trust account, due to claims of such creditors. Our sponsor has agreed that it will be liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a definitive agreement for a business combination, reduce the amount of funds in the trust account to below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay our tax obligations and up to $100,000 for liquidation expenses, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account (even if such waiver is deemed to be unenforceable) and except as to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. We have not independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligation and its only assets are expected to be our securities. As a result, we think it is unlikely that our sponsor would be able to satisfy any indemnification obligation if it arises. In such event, you may receive less than $10.00 per share in connection with any redemption of your public shares. None of our directors or officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligation of our sponsor resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.00 per public share or (ii) such lesser amount per share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay our tax obligations and up to $100,000 for liquidation expenses, and our sponsor asserts that it is unable to satisfy its obligation or that it has no indemnification obligation related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligation.

While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligation to us, it is possible that our independent directors in exercising their business judgment may choose not to do so if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. If our independent directors choose not to enforce this indemnification obligation, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.00 per share.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and we and our board may be exposed to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by January 14, 2023 may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following the 24th month from the closing of the IPO in the event we do not complete our business combination and, therefore, we do not intend to comply with the foregoing procedures.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by January 14, 2023 is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

We may not hold an annual meeting of stockholders until after the consummation of our initial business combination, which could delay the opportunity for our stockholders to elect directors.

In accordance with the NYSE corporate governance requirements, we are not required to hold an annual meeting until one year after our first full fiscal year end following our listing on the NYSE. Under Section 211 (b) of the DGCL, we are, however, required to hold an annual meeting of stockholders for the purposes of electing directors in accordance with our bylaws unless such election is made by written consent in lieu of such a meeting. We may not hold an annual meeting of stockholders to elect new directors prior to the consummation of our initial business combination, and thus we may not be in compliance with Section 211(b) of the DGCL. Therefore, if our stockholders want us to hold an annual meeting prior to the consummation of our initial business combination, they would have to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL.

Because we are not limited to evaluating target businesses in a particular industry and have not identified any specific target businesses with which to pursue for our initial business combination, our stockholders will be unable to ascertain the merits or risks of any particular target business’s operations prior to an investment in our securities.

Although we expect to focus our search for a target business in the education, training and edtech industries, we may seek to complete a business combination with a target business in any industry or sector. Because we have not yet identified any specific target business with respect to a business combination with our company, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. We cannot assure our stockholders that an investment in our securities will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any stockholders who choose to remain stockholders following our initial business combination could suffer a reduction in the value of their shares.

We may seek acquisition opportunities in industries or sectors outside of our management team’s area of expertise.

We may consider a business combination outside of our management team’s area of expertise if a target business is presented to us and we determine that such target offers an attractive acquisition opportunity for our company. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this annual report regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any stockholders who choose to remain stockholders following our business combination could suffer a reduction in the value of their shares.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum amount of cash. In addition, if stockholder approval of the transaction is required by law, or we decide to obtain stockholder approval for business or other legal reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines.

We may seek acquisition opportunities with a financially unstable business or an entity lacking an established record of revenue or earnings, which could subject us to volatile revenues or earnings or difficulty in retaining key personnel.

To the extent we complete our initial business combination with a financially unstable business or an entity lacking an established record of revenues or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include volatile revenues or earnings and difficulties in obtaining and retaining key personnel. Some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We are not required to obtain an opinion from an independent investment banking firm or from another independent firm that commonly renders valuation opinions, and consequently, our stockholders may have no assurance from an independent source that the price we are paying for the business is fair to our company from a financial point of view.

Unless we complete our business combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking firm or from another independent entity that commonly renders valuation opinions that our initial business combination is fair to our company from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy solicitation or tender offer materials, as applicable, related to our initial business combination.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2022. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition. Further, we may be subject to additional burdensome and costly requirements under the Sarbanes-Oxley Act if we are no longer an emerging growth company or smaller reporting company.

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with the company after the completion of our business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. However, we believe the ability of such individuals to remain with us after the completion of our business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. The determination as to whether any of our key personnel will remain with us will be made at the time of our initial business combination.

We may have a limited ability to assess the management of a prospective target business and this, as a result, may affect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company, which could, in turn, negatively impact the value of our stockholders’ investment in us.

When evaluating the desirability of affecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any stockholders who choose to remain stockholders following the business combination could suffer a reduction in the value of their shares.

Members of our management team may have conflicts of interest that could have a negative impact on our ability to complete our initial business combination.

Our management team members are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers is engaged in several other business endeavors for which he may be entitled to substantial compensation and our officers are not obligated to contribute any specific number of hours per week to our affairs. The conflicts of interest could have a negative impact on our ability to complete our initial business combination.

We may engage Adit, or another affiliate of our sponsor, as our lead financial advisor on our business combinations and other transactions. Any fee in connection with such engagement may be conditioned upon the completion of such transactions. This financial interest in the completion of such transactions may influence the advice such affiliate provides.

We may engage Adit, or another affiliate of our sponsor, as a financial advisor in connection with our initial business combination and pay such affiliate a customary financial advisory fee in an amount that constitutes a market standard financial advisory fee for comparable transactions. Pursuant to any such engagement, the affiliate may earn its fee upon closing of the initial business combination. The payment of such fee would likely be conditioned upon the completion of the initial business combination. Therefore, our sponsor may have additional financial interests in the completion of the initial business combination. These financial interests may influence the advice any such affiliate provides us as our financial advisor, which advice would contribute to our decision on whether to pursue a business combination with any particular target.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.

Although we have no commitments as of the date of this annual report to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our business combination, but we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per-share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

•	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;
•

acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

•	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;
•	our inability to pay dividends on our common stock;
•

using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, our ability to pay expenses, make capital expenditures and acquisitions, and fund other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;
•	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and
•	other disadvantages compared to our competitors who have less debt.

If our business combination is with only one target business, we would be solely dependent on this single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

We may effectuate our business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. In addition, we intend to focus our search for an initial business combination in a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, property or asset, or
•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our business combination.

If we attempt to simultaneously complete business combinations with multiple prospective targets, it may hinder our ability to complete our business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we may need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete a business combination even though a substantial majority of our stockholders elect to have their shares redeemed.

Our amended and restated certificate of incorporation does not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares unless our net tangible assets are at least $5,000,001 either immediately prior to or upon consummation of an initial business combination (such that we are not subject to the SEC’s “penny stock” rules). As a result, we may be able to complete our initial business combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares. In the event the aggregate cash consideration we would be required to pay for all shares of common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all shares of common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

Because we must furnish our stockholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financing reporting standards, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

If we effect our initial business combination with a company with operations or opportunities of outside the United States, we would be subject to a variety of additional risks that may negatively impact our operations.

If we effect our initial business combination with a company with operations or opportunities outside of the United States, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

•	higher costs and difficulties inherent in managing cross-border business operations and complying with different commercial and legal requirements of overseas markets;
•	rules and regulations regarding currency redemption;
•	complex corporate withholding taxes on individuals;
•	laws governing the manner in which future business combinations may be effected;
•	tariffs and trade barriers;
•	regulations related to customs and import/export matters;
•	longer payment cycles and challenges in collecting accounts receivable;
•	tax issues, such as tax law changes and variations in tax laws as compared to the United States;
•	currency fluctuations and exchange controls;
•	rates of inflation;
•	cultural and language differences;
•	employment regulations;
•	crime, strikes, riots, civil disturbances, terrorist attacks, natural disasters and wars;
•	deterioration of political relations with the United States; and
•	government appropriations of assets.

We may not be able to adequately address these additional risks. If we were unable to do so, our operations might suffer, which may adversely impact our results of operations and financial condition.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data, or that of a third party with which we do business. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss, lawsuits, investigations, fines and penalties, whether directly or through claims made against us by third parties.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the coronavirus (COVID-19) pandemic.

The COVID-19 pandemic has adversely affected, and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) could adversely affect, the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if concerns relating to COVID-19 continue to restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases), including as a result of increased market volatility, decreased market liquidity in third-party financing being unavailable on terms acceptable to us or at all.

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies seeking targets for their initial business combination, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, more effort and more resources to identify a suitable target and to consummate an initial business combination.

In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause targets companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

Risks Relating to our Management Team

Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, we cannot assure our stockholders that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Certain members of our management team are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.

Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Members of our management team are, and may in the future become, affiliated with entities that are engaged in a similar business. Our management team members also may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary or contractual duties.

Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

For a complete discussion of our officers’ directors’ and industry advisors’ business affiliations and the potential conflicts, please see “Item 10. Directors, Executive Officers and Corporate Governance - Conflicts of Interest” and “Item 12. Certain Relationships and Related Transactions, and Director Independence.”

Our officers, directors, industry advisors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers, industry advisors, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our initial stockholders, officers, directors, industry advisors or their affiliates although we do not currently intend to do so. We do not have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, initial stockholders, officers, directors, industry advisors or their affiliates which may raise potential conflicts of interest.

We may decide to acquire one or more businesses affiliated with our sponsor, initial stockholders, officers, directors, industry advisors or their affiliates. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such a transaction was attractive and in the best interests of our stockholders and such a transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm or from another independent entity that commonly renders valuation opinions regarding the fairness of such a transaction, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

Since sponsor and our management team will lose their entire investment in us if our business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

On October 23, 2020, we issued an aggregate of 5,750,000 founder shares for an aggregate purchase price of $25,000. On January 11, 2021, we effected a stock dividend of 1,150,000 shares with respect to our common stock, and as a result, our sponsor currently holds 6,847,500 founder shares, each of our independent directors currently holds 10,000 founder shares, and each of our industry advisors currently holds 7,500 founder shares, such that our initial stockholders own an aggregate of 6,900,000 founder shares.  The number of founder shares was determined based on the expectation that such founder shares would represent 20% of our issued and outstanding shares of common stock after the IPO. The founder shares will be worthless if we do not complete an initial business combination. In addition, in connection with our IPO, our sponsor purchased an aggregate of 7,270,000 private placement warrants, each exercisable for one share of common stock at $11.50 per share, for a purchase price of $7,270,000, or $1.00 per warrant, that will also be worthless if we do not complete a business combination. In addition, we may obtain loans from our initial stockholders, officers, directors, industry advisors or their affiliates which likely would not be repaid if we do not consummate an initial business combination. The personal and financial interests of our management team may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination.

Our management may not be able to maintain control of a target business after our initial business combination.

We anticipate only completing a business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares of common stock in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares of common stock, our stockholders immediately prior to such transaction could own less than a majority of our outstanding shares of common stock subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

Risks Relating to our Securities

The securities in which we invest the funds held in the trust account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than $10.00 per share.

The proceeds held in the trust account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our amended and restated certificate of incorporation, our public stockholders are entitled to receive their pro-rata share of the proceeds held in the trust account, plus any interest income, net of taxes paid or payable (less, in the case we are unable to complete our initial business combination, $100,000 of interest). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than $10.00 per share.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities, each of which may make it difficult for us to complete our business combination.

In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company;
•	adoption of a specific form of corporate structure; and
•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading in securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete a business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor. As a result of the foregoing, we do not believe that our anticipated principal activities will subject us to the Investment Company Act. Furthermore, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 15% of our common stock, you will lose the ability to redeem all such shares in excess of 15% of our common stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to the Excess Shares. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your stock in open market transactions, potentially at a loss.

The NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our securities are listed on the NYSE. We cannot assure you that our securities will be, or will continue to be, listed on the NYSE in the future. In order to continue listing our securities on the NYSE prior to our initial business combination, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum number of holders of our securities (generally 300 public stockholders). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with the NYSE’s initial listing requirements, which are more rigorous than the NYSE’s continued listing requirements, in order to continue to maintain the listing of our securities on the NYSE. For instance, our stock price would generally be required to be at least $4.00 per share, our global market capitalization would be required to be at least $150,000,000, the aggregate market value of publicly-held shares would be required to be at least $40,000,000 and we would be required to have at least 400 round lot holders. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If the NYSE delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;
•	reduced liquidity for our securities;
•

a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and
•	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our units and eventually our common stock and warrants will be listed on the NYSE, our units, common stock and warrants will be covered securities. If we were no longer listed on the NYSE, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities.

We may issue additional shares of common stock or preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. Any such issuances would dilute the interest of our stockholders and likely present other risks.

Our amended and restated certificate of incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $0.0001 per share, and 1,000,000 shares of undesignated preferred stock, par value $0.0001 per share. There are  65,500,000  authorized but unissued shares of common stock available for issuance. We may issue a substantial number of additional shares of common stock, and may issue shares of preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. However, our amended and restated certificate of incorporation provides, among other things, that prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination. The issuance of additional shares of common or preferred stock:

•	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;
•

could cause a change of control if a substantial number of shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present management team; and

•	may adversely affect prevailing market prices for our units, common stock and/or warrants.

Our amended and restated certificate of incorporation requires, subject to limited exceptions, that derivative actions brought in our name, actions against our directors, officers, other employees or stockholders for breach of fiduciary duty and other similar actions may be brought only in the Court of Chancery in the State of Delaware and, if such actions are brought outside of the State of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel, which may have the effect of discouraging lawsuits against our directors, officers, other employees or stockholders.

Our amended and restated certificate of incorporation requires, to the fullest extent permitted by law, that derivative actions brought in our name, actions against our directors, officers and employees for breach of fiduciary duty and certain other actions may be brought only in the Court of Chancery in the State of Delaware, except any action (A) as to which the Court of Chancery in the State of Delaware determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (B) which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery, or (C) for which the Court of Chancery does not have subject matter jurisdiction. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provisions in our amended and restated certificate of incorporation.

This choice of forum provision may make it more costly, or limit a stockholder’s ability, to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers or employees, which may discourage lawsuits with respect to such claims. We cannot be certain that a court will decide that this provision is either applicable or enforceable, and if a court were to find the choice of forum provision contained in our certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.

Our amended and restated certificate of incorporation provides that the exclusive forum provision will be applicable to the fullest extent permitted by applicable law, subject to certain exceptions. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. As a result, the exclusive forum provision will not apply to suits brought to enforce any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. In addition, our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall, to the fullest extent permitted by law, be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act, or the rules and regulations promulgated thereunder. We note, however, that there is uncertainty as to whether a court would enforce this provision and that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Section 22 of the Securities Act creates concurrent jurisdiction for state and federal courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder.

We may amend the terms of the warrants in a manner that may be adverse to holders of warrants with the approval by the holders of at least a majority of the then outstanding warrants.

Our warrants are issued registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least a majority of the then outstanding warrants (including the private warrants) to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the warrants in a manner adverse to a holder if holders of at least a majority of the then outstanding warrants approve of such amendment. Although our ability to amend the terms of the warrants with the consent of at least a majority of the then outstanding warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, shorten the exercise period or decrease the number of shares of our common stock purchasable upon exercise of a warrant.

We may redeem unexpired warrants prior to their exercise at a time that is disadvantageous to the holder thereof.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of our common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like and for certain issuances of common stock and equity-linked securities as described herein) for any 20 trading days within a 30 trading-day period commencing once the warrants become exercisable and ending on the third trading day prior to the date on which we give proper notice of such redemption and provided certain other conditions are met. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws.

Redemption of the outstanding warrants could force the holder thereof (i) to exercise the holders warrants and pay the exercise price therefor at a time when it may be disadvantageous for the holder to do so, (ii) to sell the holder’s warrants at the then-current market price when you might otherwise wish to hold the holder’s warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of the warrants. None of the private placement warrants will be redeemable by us so long as they are held by the initial purchasers or their permitted transferees.

Our warrants may have an adverse effect on the market price of our common stock and make it more difficult to effectuate our business combination.

In our IPO, we issued warrants to purchase up to 13,800,000 shares of common stock as part of the units and issued Private Placement Warrants to purchase an aggregate of 7,270,000 shares of common stock at $11.50 per share. In addition, if our sponsor officers, directors, industry advisors, or their affiliates makes any working capital loans, up to $2,000,000 of such loans may be converted into warrants, at the price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period.

To the extent we issue shares of common stock to effectuate a business combination, the potential for the issuance of a substantial number of additional shares of common stock upon exercise of these warrants could make us a less attractive acquisition vehicle to a target business. Any such issuance will increase the number of issued and outstanding shares of our common stock and reduce the value of the shares of common stock issued to complete the business combination. Therefore, our warrants may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business.

The grant of registration rights may make it more difficult to negotiate the terms of our initial business combination, and the future exercise of such rights may adversely affect the market price of our common stock.

The initial holders of our sponsor shares and the purchasers of the Private Placement Warrants and their permitted transferees can demand that we register their founder shares, Private Placement Warrants and the shares of common stock issuable upon exercise of the private placement warrants held by them, as well as any warrants and underlying shares of common stock that may be issued upon conversion of working capital loans. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our common stock. In addition, the existence of the registration rights may make negotiating the terms of our initial business combination more difficult. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our common stock that may occur when the securities owned by our initial stockholders, holders of the private placement warrants or their respective permitted transferees are registered.

The provisions of our amended and restated certificate of incorporation may be amended with the approval of holders of a majority of our common stock.

Our amended and restated certificate of incorporation provides that its provisions may be amended by holders of a majority of our outstanding common stock entitled to vote thereon, subject to applicable provisions of the DGCL or applicable stock exchange rules. Our initial stockholders, who will collectively beneficially own up to 20% of our common will participate in any vote to amend our amended and restated certificate of incorporation and will have the discretion to vote in any manner it chooses. Our ability to amend the provisions of our amended and restated certificate of incorporation which govern our pre-business combination activity may increase our ability to complete a business combination with which you do not agree.

Our initial stockholders will control a substantial interest in us and thus may influence certain actions requiring a stockholder vote.

Our initial stockholders own 20% of our issued and outstanding shares of common. None of our sponsor, officers, directors, industry advisors, initial stockholders or their affiliates has indicated any intention to purchase any units or shares of common stock from persons in the open market or in private transactions. However, our sponsor, officers, directors, industry advisors, initial stockholders or their affiliates could determine in the future to make such purchases in the open market or in private transactions, to the extent permitted by law, in order to influence the vote or magnitude of the number of stockholders seeking to tender their shares to us. In connection with any vote for a proposed business combination, our initial stockholders, as well as all of our management team, have agreed to vote the shares of common stock owned by them in favor of such proposed business combination.

Our board of directors is divided into two classes, each of which will generally serve for a term of two years with only one class of directors being elected in each year. It is unlikely that there will be an annual meeting of stockholders to elect new directors prior to the consummation of a business combination, in which case all of the current directors will continue in office until at least the consummation of the business combination. Accordingly, you may not be able to exercise your voting rights under corporate law for up to 24 months. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholders will continue to exert control at least until the consummation of a business combination.

Provisions in our amended and restated certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our common stock and could entrench management.

Our amended and restated certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preferred shares. We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Section 203 of the DGCL affects the ability of an “interested stockholder” to engage in certain business combinations, for a period of three years following the time that the stockholder becomes an “interested stockholder.” We have elected in our amended and restated certificate of incorporation not to be subject to Section 203 of the DGCL. Nevertheless, our amended and restated certificate of incorporation contains provisions that have the same effect as Section 203 of the DGCL, except that it provides that affiliates of our sponsor and their transferees will not be deemed to be “interested stockholders,” regardless of the percentage of our voting stock owned by them, and will therefore not be subject to such restrictions. These charter provisions may limit the ability of third parties to acquire control of our company.

General Risk Factors

We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a blank check company with no operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

Past performance may not be indicative of future performance of an investment in us.

Information regarding performance by, or businesses associated with, our management team and their affiliates is presented for informational purposes only. Any past acquisition or operational experience of our management team and their affiliates is not a guarantee either: (i) that we will be able to locate a suitable candidate for our initial business combination; or (ii) of any results with respect to any initial business combination we may consummate. You should not rely on the historical record of our management team’s or their affiliates’ performance as indicative of the future performance of an investment in us or the returns we will, or are likely to, generate going forward. None of our officers, directors or industry advisors has had experience with blank check companies or special purpose acquisition companies in the past.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business and results of operations.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates exceeds $250 million as of the prior June 30th, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates exceeds $700 million as of the prior June 30th. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Facilities

Our executive offices are located at 1345 Avenue of the Americas, 33rd Floor, New York, New York 10105. The cost for our use of any office space used by us, including this space, is included in the $10,000 per month fee we will pay to our sponsor or its affiliates for office space, utilities, secretarial support and administrative services. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings.

To the knowledge of our management, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4. Mine Safety Disclosures.

Not applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our units, common stock and warrants are listed on NYSE under the symbols ADEX.U, ADEX” and “ADEX.WS, respectively.

Holders

As of April 14, 2021, there was 1 holder of record of our units, 8 holder of record of our common stock and 2 holder of record of our warrants. We believe we have in excess of 300 beneficial holders of our securities.

Dividends

We have not paid any cash dividends on our shares of common stock to date and do not intend to pay cash dividends prior to the completion of a business combination. The payment of cash dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements, and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our then board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None.

Use of Proceeds

On January 14, 2021, we completed our IPO of 24,000,000 units. Each Unit consists of one share of Common Stock, and one-half of one redeemable Warrant, each whole Warrant entitling the holder thereof to purchase one share of Common Stock at an exercise price of $11.50 per share, subject to adjustment, pursuant to the Company’s registration statements on Form S-1 (File Nos. 333-251641 and 333-252021). The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $240,000,000.

On January 14, 2021, simultaneously with the consummation of the IPO, the Company completed a private placement of an aggregate of 6,550,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, generating gross proceeds of $6,550,000.

A total of $240,000,000 of the net proceeds from the IPO and the Private Placement was deposited in a trust account established for the benefit of the Company’s public stockholders.

On January 15, 2021, the underwriters exercised their over-allotment option in full, and on January 19, 2021, the underwriters purchased an additional 3,600,000 Units at an offering price of $10.00 per Unit, generating gross proceeds of $36,000,000. Simultaneously with the closing of the sale of additional Units, the Company sold an additional 720,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, generating gross proceeds of $720,000. As of January 19, 2021, an aggregate amount of $276,000,000 of the net proceeds from the IPO (including the additional 3,600,000 Units and additional 720,000 Private Placement Warrants) were deposited in the Company’s trust account established in connection with the IPO.

We paid a total of $ 5,520,000 in underwriting discounts and commissions and $636,086 for other costs and expenses related to the IPO.

Item 6. Selected Financial Data.

As a smaller reporting company we are not required to make disclosures under this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Overview

We are a blank check company incorporated in Delaware and formed for the purpose of effecting an initial business combination with one or more target businesses. We have not identified any specific target business and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any target business regarding an initial business combination with our company. We intend to effectuate our initial business combination using cash from the proceeds of the IPO and the private placement of the Private Placement Warrants, our capital stock, debt or a combination of cash, stock and debt.

The issuance of additional shares of our stock in a business combination:

•	may subordinate the rights of holders of our common stock if preferred stock is issued with rights senior to those afforded our common stock;
•	may subordinate the rights of holders of our common stock if preferred stock is issued with rights senior to those afforded our common stock;
•

could cause a change in control if a substantial number of shares of our common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present management team;

•	may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights of a person seeking to obtain control of us; and
•	may adversely affect prevailing market prices for our common stock and/or warrants.

Similarly, if we issue debt securities, it could result in:

•	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;
•

acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;
•	our inability to obtain necessary additional financing if the debt security contains covenants;
•	restricting our ability to obtain such financing while the debt security is outstanding;
•	our inability to pay dividends on our common stock;
•

using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, our ability to pay expenses, make capital expenditures and acquisitions, and fund other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;
•	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and
•	other purposes and other disadvantages compared to our competitors who have less debt.

On January 14, 2021, we completed our  IPO of 24,000,000 units. Each Unit consists of one share of Common Stock, and one-half of one redeemable Warrant, each whole Warrant entitling the holder thereof to purchase one share of Common Stock at an exercise price of $11.50 per share, subject to adjustment, pursuant to the Company’s registration statements on Form S-1 (File Nos. 333-251641 and 333-252021). The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $240,000,000.

On January 14, 2021, simultaneously with the consummation of the IPO, we completed a private placement of an aggregate of 6,550,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, generating gross proceeds of $6,550,000.

A total of $240,000,000 of the net proceeds from the IPO and the Private Placement was deposited in a trust account established for the benefit of the Company’s public stockholders.

On January 15, 2021, the underwriters exercised their over-allotment option in full, and on January 19, 2021, the underwriters purchased an additional 3,600,000 Units at an offering price of $10.00 per Unit, generating gross proceeds of $36,000,000. Simultaneously with the closing of the sale of additional Units, the Company sold an additional 720,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, generating gross proceeds of $720,000. As of January 19, 2021, an aggregate amount of $276,000,000 of the net proceeds from the IPO (including the additional 3,600,000 Units and additional 720,000 Private Placement Warrants) were deposited in the Company’s trust account established in connection with the IPO.

We paid a total of $ 5,520,000 in underwriting discounts and commissions and $636,086 for other costs and expenses related to the IPO.

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial business combination. We will generate non-operating income in the form of interest income on cash and cash equivalents after the IPO. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. We expect our expenses to increase substantially following the closing of the IPO.

Liquidity and Capital Resources

We have neither engaged in any operations nor generated any revenues to date. Our only activities from October 15, 2020 (inception) through December 31, 2020 were organizational activities and those necessary to prepare for the IPO, described below. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest income on marketable securities held after the IPO. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

Until the consummation of the IPO, our liquidity needs have been satisfied prior to the completion of the IPO through receipt of $25,000 from the sale of the founder shares and loans to us of up to $150,000 by our sponsor under an unsecured promissory note. As of April 14, 2021, $150,000 was outstanding under the promissory note governing the loan.

On January 14, 2021, we completed our IPO of 24,000,000 units. Each Unit consists of one share of Common Stock, and one-half of one redeemable Warrant, each whole Warrant entitling the holder thereof to purchase one share of Common Stock at an exercise price of $11.50 per share, subject to adjustment, pursuant to the Company’s registration statements on Form S-1 (File Nos. 333-251641 and 333-252021). The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $240,000,000.

On January 14, 2021, simultaneously with the consummation of the IPO, the Company completed a private placement of an aggregate of 6,550,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, generating gross proceeds of $6,550,000.

A total of $240,000,000 of the net proceeds from the IPO and the Private Placement was deposited in a trust account established for the benefit of the Company’s public stockholders.

On January 15, 2021, the underwriters exercised their over-allotment option in full, and on January 19, 2021, the underwriters purchased an additional 3,600,000 Units at an offering price of $10.00 per Unit, generating gross proceeds of $36,000,000.

Simultaneously with the closing of the sale of additional Units, the Company sold an additional 720,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, generating gross proceeds of $720,000.

Following the IPO, the exercise of the over-allotment option and the sale of the Private Placement Warrants, a total of $276,000,000 was placed in the trust account and, following the payment of certain transaction expenses, we had $1,000,000 of cash held outside of the trust account and available for working capital purposes. We incurred $6,156,086 in IPO related costs, including $5,520,000 of underwriting fees and $636,086 of other expenses.

We may withdraw interest earned on the funds held in the trust account to pay our tax obligations. We estimate our annual franchise tax obligations, based on the number of shares of our common stock authorized and outstanding to be $200,000, which is the maximum per annum amount of annual franchise taxes payable by us as a Delaware corporation. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the trust account.

We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less income taxes payable), to complete our business combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination. In addition, we could use a portion of the funds not being placed in trust to pay personnel affiliated with our sponsor, or reimburse affiliates of our sponsor for the use of personnel for services related to identifying, investigating and completing an initial business combination, and/or commitment fees for financing, fees to consultants to assist us with our search for a target business. To the extent any amounts are in respect of the services of individuals who also serve as directors, industry advisors or executive officers of our company, such amounts will be reviewed and approved by our audit committee.

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our initial stockholders, officers, directors, and industry advisors or their affiliates may, but are not obligated to, loan us funds on a non-interest basis as may be required. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $2,000,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. We do not expect to seek loans from parties other than our initial stockholders, officers, directors, industry advisors or their affiliates as we do not believe other third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our business combination. Moreover, we may need to obtain additional financing either to complete our business combination or because we become obligated to redeem a significant number of our public shares upon completion of our business combination, in which case we may issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In addition, following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-Balance Sheet Financing Arrangements

As of December 31, 2020, we did not have any off-balance sheet arrangements. We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any non-financial assets.

Contractual Obligations

At December 31, 2020, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We will qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company”, we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of the IPO or until we are no longer an “emerging growth company,” whichever is earlier.

Critical Accounting Policies

Management’s discussion and analysis of our results of operations and liquidity and capital resources are based on our audited financial information. We describe our significant accounting policies in Note 2 - Significant Accounting Policies, of the Notes to Financial Statements included in this report. Our audited financial statements have been prepared in accordance with U.S. GAAP. Certain of our accounting policies require that management apply significant judgments in defining the appropriate assumptions integral to financial estimates. On an ongoing basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with U.S. GAAP. Judgments are based on historical experience, terms of existing contracts, industry trends and information available from outside sources, as appropriate. However, by their nature, judgments are subject to an inherent degree of uncertainty, and, therefore, actual results could differ from our estimates.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As of December 31, 2020, we were not subject to any market or interest rate risk. Following the consummation of our IPO, the net proceeds of our IPO, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk..

Item 8. Financial Statements and Supplementary Data.

Our financial statements and the notes thereto begin on page F-1 of this Annual Report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (together, the “Certifying Officers”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Certifying Officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Controls over Financial Reporting

This report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our current directors and executive officers are as follows:

Name	Age	Position
Eric L. Munson	60	Non-executive Chairman
David L. Shrier	47	Director, President and Chief Executive Officer
John J. D’Agostino	45	Chief Financial Officer and Treasurer
Elizabeth B. Porter	51	Chief Technology Officer and Secretary
Jacob Cohen	48	Director
Sharmila Kassam	47	Director
Sheldon Levy	72	Director

Eric L. Munson has served as our non-executive chairman of the board of directors since October 2020.  In 2014, Mr. Munson co-founded Adit. Mr. Munson has over 35 years of principal investment experience that spanned alternative asset management, corporate finance, mutual funds, private equity and venture capital, having built, developed and managed 24 different funds, invested in 48 privately-held companies, and executed hundreds of private transactions. Previously, Mr. Munson worked at Hambrecht & Quist, Morgan Stanley, Franklin/Templeton, Seneca, Wentworth Hauser & Violich, Acorn Partners, among other financial institutions. Mr. Munson is well qualified to serve as a director due to his extensive experience in finance and capital investments across various industries and his contacts and relationships.

David Shrier has served as our President, Chief Executive Officer and as a member of our board of directors since October 2020. Mr. Shrier is a globally recognized education innovator and technology futurist who is actively sought after to advise on strategic growth. Mr. Shrier is currently the co-founder and Managing Director of Esme Learning Solutions, Inc., an artificial intelligence-enabled adult digital education provider that partners with top universities to transform student outcomes, a role he has held since forming the company with Ms. Elizabeth Porter, our Chief Technology Officer and Secretary, in February 2019. Mr. Shrier also serves as a board member of Esme Learning. Adit is a significant investor in Esme Learning. Mr. Shrier is also co-founder of Riff Analytics, an artificial intelligence collaboration software company (where Adit is also an investor), and served as its chairman of the board of directors from its inception in June 2017 until July 2020. He has been a non-executive director of Copper Technologies (UK) Ltd since November 2020 and chairman and director of Fiorino D’Oro Ltd. since December 2020. Mr. Shrier holds a part-time appointment as a Professor of Practice in the Department of Management & Innovation at Imperial College London Business School which he began in December 2020. Since August 2017, Mr. Shrier has had a part-time appointment as Associate Fellow with Saïd Business School, University of Oxford. Between February 2013 and November 2020, Mr. Shrier held a variety of instructional and administrative roles at the Massachusetts Institute of Technology, including New Ventures Officer, Managing Director, Connection Science & Engineering and most recently, Lecturer, Media Arts & Sciences. His classes at MIT and Oxford, developed in collaboration with Professor Alex ‘Sandy’ Pentland, have engaged over 15,000 innovators in more than 150 countries on topics such as fintech, blockchain, and data analytics through groundbreaking online classes. Previously, Mr. Shrier has held a variety of management roles in privately funded companies including, most recently, Distilled Identity, where he served as Chief Executive Officer from June 2017 to May 2020. Mr. Shrier’s consulting firm, Visionary Future LLC, has been operating together with its predecessor Far Horizons Management since 1999 to advise corporate, government, and nongovernmental clients on strategic growth opportunities and technology innovation. Throughout his career, Mr. Shrier has worked in and with growth companies, Fortune 1,000 firms, and academia, including board and advisory positions and professional roles within large public companies (General Electric, Dun & Bradstreet), private companies (Millennium Advisors, Kyriba), partnerships (Ernst & Young, Lazard) and governments and government-related entities (Dubai, Commonwealth Secretariat), in addition to developing new revenue-generating growth opportunities for leading academic institutions (MIT, University of Oxford). Mr. Shrier holds a number of unpaid advisory roles with various government and government affiliated entities, and one private nonprofit university. Since September 2017, Mr. Shrier has served as a member of FINRA’s fintech advisory Committee. Mr. Shrier is a senior advisor to the UK government’s Revenue & Customs department (HMRC) since December 2019 as well as UK Department for International Trade’s fintech steering board since March 2018. Since October 2020, Mr. Shrier has also been an advisor to the European Parliament’s Science & Technology Committee, which is chaired by Eva Kaili. Mr. Shrier is also on the advisory board for WorldQuant University, which offers a totally free online master’s degree in financial engineering, where he has served since April 2016. Mr. Shrier is well qualified to serve as a director due to his extensive experience managing education and technology companies and his contacts and relationships.

John D’Agostino has served as our Chief Financial Officer and Treasurer since October 2020.  Mr. D’Agostino has 15 years of experience in financial services, having served on more than 10 boards of directors of asset management firms as well as on audit committees. Mr. D’Agostino has served as a Managing Director at DMS Governance since May 2015, where he provides guidance and independent oversight to ensure adherence to governance, regulatory and compliance requirements. Mr. D’Agostino has served as a director in a wide range of industries, with notable expertise in technology-driven companies and complex investment vehicles. Since May 2017, Mr. D’Agostino has served as a director of Midpoint Holdings Ltd., a UK-headquartered payments institution specializing in cross-border payments and foreign exchange. Mr. D’Agostino has significant experience in corporate governance and regulation and regularly advises U.S. and international government regulatory agencies. Mr. D’Agostino began his career as Vice President and Head of Strategy of the New York Mercantile Exchange, where he led the effort to develop the first Middle East energy derivatives exchange in partnership with the Dubai Government. Mr. D’Agostino graduated from the Harvard Business School, where he received his Master’s degree in Business Administration. Mr. D’Agostino also holds Series 7 (General Securities Representative), 24 (General Securities Principal) and 33 (Financial Instruments) licenses issued by FINRA.

Elizabeth Porter has served as our Chief Technology Officer and Secretary since October 2020. Throughout her career, Ms. Porter has led multiple product and engineering teams to deliver high value, customer-focused educational technology products in product design, business strategy and operational roles. Ms. Porter has worked with clients in technology, education, and publishing to develop product strategy and vision, provide technical direction and architecture, and conceive end-to-end solutions that meet business needs. Ms. Porter served as Vice President of Product of EdX, a non-profit massive open online course (MOOC) provider founded by MIT and Harvard University, from May 2014 to December 2015. Ms. Porter held executive roles at Pearson Education, a company that provides education publishing and assessment services to schools, corporations and students with more than 22,500 employees operating in 70 countries (including former Vice President with special focus on higher education online offering) from January 2010 to April 2014, as well as directing product development teams at Mathsoft Inc. (subsequently acquired by PTC) from April 2006 until August 2008, Extension Engine (from May 2016 to December 2018), an edtech consultancy that specializes in the development of highly customized online courses and programs, and University of Texas at Austin (from May 2018 to December 2019). Ms. Porter has been the managing partner of Geeklight, LLC, an edtech consulting business, since May 2016. She has also served as Chief Executive Officer, co-founder and board member of Riff Analytics, a conversation analytics company that works primarily with educational institutions and providers delivering platform software and custom data analytics reporting, since September 2017.  Ms. Porter has also headed the course development and delivery teams at Esme Learning in her capacity as Managing Director, board member and co-founder since February 2019. Esme Learning is an online learning solutions development company that works with universities and corporations to create and deliver high-end, high-touch online courses for working professionals. Ms. Porter’s engagements in higher education include roles as researcher and lecturer at the MIT Media Lab since September 2016 and Boston University Questrom School of Business since July 2016. She also serves as board member, treasurer and trustee of Oakwood School, a non-profit private school, since June 2015. Ms. Porter graduated from Cornell University, where she received her B.A. in English Literature and M.A. in Mathematics Teacher Education.

Jacob Cohen has served as a member of our board of directors since October 2020. Since June 2012, Mr. Cohen has served as Senior Associate Dean at MIT Sloan for Degree Programs and Senior Lecturer in Accounting & Law.  Mr. Cohen oversees the undergraduate and the portfolio of master’s programs in addition to all student services from admissions to career development.  From 2008 to 2011, Mr. Cohen was the Dean of the MBA Program at INSEAD, directing strategy and operations for campuses in France, Singapore, and Abu Dhabi. Under his leadership, INSEAD expanded its degree programs and received its highest rankings ever among business school MBA programs. Mr. Cohen also served as a member of the Deans’ Leadership Team, overseeing the academic experience across all programs. In 2012, Mr. Cohen spent his post-deanship sabbatical teaching financial management as a Judge Fellow at Cambridge University and as a Research Fellow studying corporate social responsibility reporting at Oxford University’s Smith School of Enterprise and the Environment.  Before joining INSEAD in 2003, Mr. Cohen was a Senior Teaching Fellow at Harvard Business School in the Accounting & Management Group. Throughout his career, Mr. Cohen has developed and taught in many online programs utilizing various digital platforms.  Prior to his academic career, Mr. Cohen worked as an accountant at KPMG LLP in Philadelphia, and as a mergers & acquisitions consultant for PricewaterhouseCoopers LLP in New York City.  As an academic, Mr. Cohen has consulted for a number of organizations, including BCG, Bain, Blackstone, ArcelorMittal, Schlumberger, Bel, Accenture, and BMO Capital. Mr. Cohen earned a J.D. and a Master of Science in Accounting from Syracuse University in 1998, and a Bachelor of Science in Accounting from Lehigh University in 1995. Mr. Cohen is well qualified to serve as a director due to his extensive industry experience and his contacts and relationships.

Sharmila Kassam has served as a member of our board of directors since October 2020.  Ms. Kassam is a proven business professional and institutional investor. In September 2019, Ms. Kassam founded Aligned Capital Investing, a consulting firm focused on global institutional investors and investment managers. Ms. Kassam has also served as Advisory Board Member at Sweetwater Private Equity since August 2020, as Hedge Fund Board Member at Fundamental Credit Opportunities since November 2019, as a policy advisor and instructor for Institutional Limited Partners Association (ILPA) since July 2015 and as Senior Fellow at Milken Institute Center for Financial Markets since September 2019. Ms. Kassam was formerly the deputy Chief Investment Officer at the Employees Retirement System of Texas (ERS) where she worked for over a decade from January 2008 until May 2019. As a member of ERS’s investments division, she co-managed with the Chief Investment Officer investments in all asset classes, an internal investment team and external managers and pursued new investment structures. Ms. Kassam was a voting member of multiple investment committees for the $29 billion ERS Retirement Trust Fund and actively worked with the $2.9 billion Texa$aver 401(k) / 457 Program, a voluntary defined contribution plan. Prior to her role as deputy Chief Investment Officer at the ERS, she served as an assistant general counsel at ERS for five years during the initial stages of its private equity program, leading legal negotiations with multiple fund sponsors and later working closely with the private real estate and hedge fund teams as they developed their programs. Ms. Kassam also spent time promoting best practices in the industry through Institutional Limited Partners Association (ILPA), Alignment of Interest (AOI), Chartered Alternative Investment Analyst Association (CAIA), and the CFA Institute. Ms. Kassam was also previously an associate at the law firm of Wilson, Sonsini, Goodrich and Rosati, where she focused on securities, mergers and acquisitions and corporate governance. Ms. Kassam also worked at multiple start-ups and technology companies in financial and management roles prior to entering the legal profession. Ms. Kassam began her career as an audit associate at Coopers & Lybrand (now PriceWaterhouseCoopers). Ms. Kassam is a licensed certified public accountant and also licensed to practice law in California and Texas. Ms. Kassam graduated from the University of Texas at Austin, where she received a Bachelor of Business Administration in accounting, with honors, and a J.D. from the University of Texas at Austin. Ms. Kassam is well qualified to serve as a director due to her extensive experience in finance and capital investments across various industries and her contacts and relationships.

Sheldon Levy has served as a member of our board of directors since October 2020. Mr. Levy is a higher education leader and visionary with a passion for innovation, entrepreneurship and the digital economy. Mr. Levy has been an instrumental figure in Canada’s innovation ecosystem in the last decade, spearheading the creation of such organizations as Ryerson’s Digital Media Zone (DMZ), the Brookfield Institute for Innovation + Entrepreneurship, and Scale Up Ventures, Inc. As President and Vice Chancellor of Ryerson University from 2005 to 2015, Mr. Levy drove the creation of the Digital Media Zone (DMZ), an early-stage incubator for student entrepreneurs which has since become an international success. Mr. Levy is also a founder and advisor to Ryerson Futures Inc., an accelerator that has exported the DMZ concept to such locations as Calgary and Mumbai. From 2015 to 2017, Mr. Levy served as Ontario’s Deputy Minister of Advanced Education and Skills Development, where he helped prioritize innovation and entrepreneurship throughout Ontario’s postsecondary education and training system. From 2017 to December 2019, Mr. Levy was the Chief Executive Officer of NEXT Canada, an organization that provides mentorship, education, networks and funding to Canada’s most promising entrepreneurs. From December 2018 to June 2020, Mr. Levy acted as Special Advisor to Canada’s Minister of Small Business and Export Promotion, Mary Ng, on the issue of scaling up small and medium-sized businesses. In September 2019, Mr. Levy joined the Board of Directors of Baycrest Health Sciences. Mr. Levy previously served as President of Oakville’s Sheridan College from 1997 to 2001, overseeing the growth of its renowned animation department during the early years of computer-generated imaging. Mr. Levey’s other prior positions have included Vice President, Finance and Strategy, University of Ontario Institute of Technology; Vice President of Governmental and Institutional Relations, University of Toronto; and Vice President Institutional Affairs, York University. Mr. Levy graduated from York University, where he received his MSc. He was also awarded honorary doctorates from York University, Lakehead University and Mount Allison University. Mr. Levy is well qualified to serve as a director due to his extensive industry experience and his contacts and relationships.

Industry Advisors

William J. Bennett is a U.S. public figure on cultural, political, and education issues. Over the course of his professional life, Mr. Bennett has succeeded in education, government and the private sector. Mr. Bennett is an experienced technology entrepreneur, having been the founding Chairman of K12.com, a multi-billion dollar online education company, where he held the position of Founding Chairman from 1998 to 2006. Mr. Bennett previously served on the Advisory Board of Viridis Learning, Inc., a human capital technology solution company that provides training to individuals in the middle-skill workforce, and he was a senior advisor to Udacity, one of the world’s leading online education organizations, in Udacity’s early years. Mr. Bennett is an award-winning professor in academia, having taught at Boston University, the University of Texas and Harvard University. Mr. Bennett was the U.S. Secretary of Education from 1985 to 1988. Mr. Bennett was formerly the host of Morning in America, one of the most popular national talk shows in the country, and is now host of The Bill Bennett Show podcast. Mr. Bennett has written or co-authored more than 25 books including The Educated Child: A Parent’s Guide from Preschool Through Eighth Grade and two New York Times number one best-sellers. Mr. Bennett graduated from Williams College, where he received a B.A. degree in Philosophy, the University of Texas, where he received a Ph.D. and from Harvard University, where he received a J.D. Mr. Bennett is the recipient of more than 30 honorary degrees.

Eva Kaili has been a Member of the European Parliament since July 2014. Ms. Kaili founded the World Future Foundation in Brussels in December 2018. Ms. Kaili has been Chair of the Center for Artificial Intelligence of the European Parliament since January 2020 and the Future of Science and Technology Panel of the European Parliament since January 2017. Ms. Kaili was named one of the “Women who Shape Brussels” and the “Tech MEPs gang” as the “leading MEPs addressing the digital revolution” by Politico Europe in 2018. Ms. Kaili received the European Award as a Member of the European Parliament in 2018 for her work on the Digital Agenda for Europe. Before her political career, Ms. Kaili worked as a newscaster at Mega Channel from 2004 until 2007. From 2012 to 2014, Ms. Kaili provided communications strategy and public and foreign affairs consulting to several Greek pharmaceutical companies and a prominent media group. As one of the Digital Leaders for Europe designated by the World Economic

Forum and the Blockchain Council, Ms. Kaili was one of the speakers in China at the Informal Group of World Economic Leaders organized by the World Economic Forum in 2018. Ms. Kaili is a member of the Global Council on Extended Intelligence, IEEE Standards Association and MIT Media Lab. Ms. Kaili graduated from Aristotle University, where she received a bachelor’s degree in Architecture and from University of Piraeus, where she received an M.A. degree in International European Affairs.

Vuk Jeremić is President of the Center for International Relations and Sustainable Development (CIRSD) and Editor-in-Chief of Horizons – Journal of International Relations and Sustainable Development. Mr. Jeremić has served as Senior Advisor at Swiss Partners Group since March 2020, where he served as Member of Life Advisory Council from December 2017 to December 2019. Mr. Jeremić has also served as member of the board at ePlata Atomic 47 since March 2016 and at Lineup Media Group since October 2019. In June 2012, Mr. Jeremić was directly elected by the majority of the world’s nations to be the President of the sixty-seventh session of the United Nations General Assembly. Mr. Jeremić served as Serbia’s Minister of Foreign Affairs from 2007 to 2012. In 2011 and 2012, Mr. Jeremić led Serbia’s successful campaign for the Chairmanship-in-Office of the Organization for Security and Co-operation in Europe (OSCE) for the year 2015. Before entering public service, Mr. Jeremić worked in London for Deutsche Bank, Dresdner Kleinwort Benson, and AstraZeneca Pharmaceuticals. Mr. Jeremić has lectured at major universities, think-tanks, and institutes around the world, as well as publishing opinion pieces in leading outlets including The New York Times, The Washington Post, The Wall Street Journal, and Financial Times. Mr. Jeremić was named a Young Global Leader by the World Economic Forum in 2013 and appointed to the Leadership Council of the United Nations Sustainable Development Solutions Network (UN SDSN) in 2014. Mr. Jeremić holds a bachelor’s degree in Theoretical and Experimental Physics from Cambridge University and a master’s degree in Public Administration/International Development from Harvard University’s John F. Kennedy School of Government.

Number and Terms of Office of Officers and Directors

Our board of directors is divided into two classes with only one class of directors being elected in each year and each class serving a two-year term. We may not hold an annual meeting of stockholders until after we consummate our initial business combination. The term of office of the first class of directors, consisting of Sharmila Kassam and Sheldon Levy will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Eric L. Munson, David Shrier and Jacob Cohen, will expire at our second annual meeting of stockholders.

Our officers are elected by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate.

Director Independence

NYSE listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. We have determined that Ms. Kassam and Messrs. Cohen and Levy are independent directors under NYSE rules and Rule 10A-3 of the Exchange Act. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee, a compensation committee and a nominating committee. The rules of the NYSE and Rule 10A of the Exchange Act generally require that these committees be comprised solely of independent directors.

Audit Committee

Effective January 14, 2021, we established an audit committee of the board of directors consisting of Messrs. Cohen (Chair) and Levy and Ms. Kassam. Under the NYSE listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent. Each member of the audit committee is financially literate and our board of directors has determined that Mr. Cohen qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

•	the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;
•

pre-approving all audit and non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

•	reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;
•	setting clear hiring policies for employees or former employees of the independent auditors;
•	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;
•

obtaining and reviewing a report, at least annually, from the independent auditors describing (i) the independent auditor’s internal quality-control procedures and (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within, the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

•	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and
•

reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities

During the fiscal year ended December 31, 2020, our audit committee held no meetings.

Compensation Committee

Effective January 14, 2021, we established a compensation committee of the board of directors consisting of Messrs. Levy (Chair) and Cohen and Ms. Kassam. Under the NYSE listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent.

We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

•

reviewing and approving on an annual basis the corporate goals and objectives relevant to our executive officers’ compensation, evaluating our executive officers’ performance in light of such goals and objectives and determining and approving the remuneration (if any) of our executive officers based on such evaluation;

•	reviewing our executive compensation policies and plans;
•	implementing and administering our incentive compensation equity-based remuneration plans;
•	assisting management in complying with our proxy statement and annual report disclosure requirements;
•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees
•	producing a report on executive compensation to be included in our annual proxy statement; and
•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by the NYSE and the SEC.

During the fiscal year ended December 31, 2020, our compensation committee did not hold any meetings.

Corporate Governance and Nominating Committee

Effective January 14, 2021, we established a corporate governance and nominating committee of the board of directors consisting of Ms. Kassam (Chair) and Messrs. Cohen and Levy. The corporate governance and nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The corporate governance and nominating committee considers persons identified by its members, management, stockholders, investment bankers and others.

During the fiscal year ended December 31, 2020, our corporate governance and nominating committee did not hold any meetings.

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which are specified in the corporate governance and nominating committee charter adopted by us, generally provide that persons to be nominated:

•	should have demonstrated notable or significant achievements in business, education or public service;
•

should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

•	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the stockholders.

The corporate governance and nominating committee charter will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The corporate governance and nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The corporate governance and nominating committee does not distinguish among nominees recommended by stockholders and other persons.

There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

Code of Ethics

Effective January 14, 2021, we adopted a code of ethics applicable to our directors, officers and employees. The code of ethics codifies the business and ethical principles that govern all aspects of our business. We intend to disclose any amendments to or waivers of certain provisions of our code of ethics in a Current Report on Form 8-K.

Conflicts of Interest

Certain members of our management team presently have, and any of them in the future may have additional, fiduciary, contractual or other obligations or duties to one or more other entities pursuant to which such members of our management team are or will be required to present a business combination opportunity to such entities. Accordingly, if any of them become aware of a business combination opportunity which is suitable for one or more entities to which he or she has fiduciary, contractual or other obligations or duties, he or she will honor these obligations and duties to present such business combination opportunity to such entities first, and only present it to us if such entities reject the opportunity and he or she determines to present the opportunity to us. However, we do not expect these duties to present a significant conflict of interest with our search for an initial business combination. Subject to the foregoing fiduciary or contractual obligations, our officers and directors have agreed to present to us all target business opportunities that have a fair market value of at least 80% of the assets held in the trust account.

Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

Our officers have agreed not to become an officer or director of any other special purpose acquisition company which has publicly filed a registration statement with the SEC until we have entered into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination by January 14, 2023.

Potential investors should also be aware of the following other potential conflicts of interest:

•

No member of our management team is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

•

In the course of their other business activities, our management team members may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management team members may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

•

Our initial stockholders have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the consummation of our initial business combination. Additionally, our initial stockholders have agreed to waive their redemption rights with respect to any founder shares held by them if we fail to consummate our initial business combination by January 14, 2023. If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the private placement warrants held in the trust account will be used to fund the redemption of our public shares, and the private placement warrants will expire worthless. With certain limited exceptions, the founder shares will not be transferable or assignable by the holders until the earlier of: (A) one year after the completion of our initial business combination or (B) subsequent to our initial business combination, (x) if the last sale price of our common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property. With certain limited exceptions, the private placement warrants will not be transferable, assignable or saleable by the initial holders or their permitted transferees until 30 days after the completion of our initial business combination. Since our sponsor and management team may directly or indirectly own common stock and warrants following the IPO, our officers, directors and industry advisors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

•

Our management team members may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such members of the management team were to be included by a target business as a condition to any agreement with respect to our initial business combination.

•

Our management team members may have a conflict of interest with respect to evaluating a business combination and financing arrangements as we may obtain loans from them to finance working capital deficiencies and transaction costs in connection with an intended initial business combination. Such loans could be convertible into warrants of ours which would be identical to the private placement warrants including as to exercise price, exercisability and exercise period.

The conflicts described above may not be resolved in our favor.

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

•	the corporation could financially undertake the opportunity;
•	the opportunity is within the corporation’s line of business; and
•	it would not be fair to our company and its stockholders for the opportunity not to be brought to the attention of the corporation.

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities.

Below is a table summarizing the entities other than the Company to which members of our management team currently have fiduciary duties:

Individual	Entity	Entity’s Business	Affiliation
Eric Munson	Adit Ventures, LLC	Private equity investment	Chief Investment Officer
David Shrier	Esme Learning Solutions, Inc.	Online learning solutions development	Managing Director; Member of Board of Directors
	Copper Technologies (UK) Ltd	Financial technology infrastructure provider	Non-executive Director
	Fiorino D’Oro Ltd.	Business Support Services	Chairman and Director
John D’Agostino	AGL Credit	Asset management	Director
	Atreides Management	Asset management	Director
	Blueshift Capital Group	Asset management	Director
	Bregal Investments - Europe	Asset management	Director
	Brevet Capital Management	Asset management	Director
	Brightwood Capital Advisors	Asset management	Director
	CaaS Capital Management	Asset management	Director
	Cinctive Capital Management LP	Asset management	Director
	Durable Capital Partners	Asset management	Director
	Fundamental Credit Opportunities, LP	Asset management	Director
	INOKS Capital SA	Asset management	Director
	Interval Partners, LP	Asset management	Director
	Jefferies Investment Advisers, LLC	Asset management	Director
	Melody Capital Partners, LP	Asset management	Director
	One William Street Capital Management, L.P.	Asset management	Director
	Quantitative Investment Management	Asset management	Director
	Sandler Capital Management	Asset management	Director
	Sender Company & Partners	Asset management	Director
	Tudor Investment Corporation	Asset management	Director
	Wasserstein Debt Opportunities Management, L.P.	Asset management	Director
	Midpoint Holdings Ltd.	Foreign exchange services	Director
Elizabeth Porter	Geeklight, LLC	Edtech consulting	Managing Partner
	Riff Learning Inc.	Conversation analytics company	CEO and Director
	Esme Learning Solutions, Inc.	Online learning solutions development	Managing Director; Member of Board of Directors
Sheldon Levy	Baycrest Hospital	Research hospital in Canada	Director
Sharmila Kassam	Fundamental Credit Opportunities	Asset Management	Director
Vuk Jeremić	LineUp Media Group LLC	Diversified holding company	Member of Board of Managers
	ePlata (Atomic-47) LLC	Digital banking solutions	Member of Board of Managers

Limitation on Liability and Indemnification of Officers and Directors

Our amended and restated certificate of incorporation provides that our officers and directors will be indemnified by us to the fullest extent authorized by Delaware law, as it now exists or may in the future be amended. In addition, our amended and restated certificate of incorporation provides that our directors will not be personally liable for monetary damages to us or our stockholders for breaches of their fiduciary duty as directors, except to the extent such exemption from liability or limitation thereof is not permitted by the DGCL.

We entered into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our amended and restated certificate of incorporation. Our bylaws also permit us to maintain insurance on behalf of any officer, director or employee for any liability arising out of his or her actions, regardless of whether Delaware law would permit such indemnification. We obtained a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

These provisions may discourage stockholders from bringing a lawsuit against our directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against officers and directors pursuant to these indemnification provisions.

We believe that these provisions, the insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

Item 11. Executive Compensation.

None of our executive officers, directors or industry advisors have received any cash compensation for services rendered to us. However, we pay our sponsor or its affiliate a total of $10,000 per month for office space, utilities, secretarial support and administrative services. We may also engage Adit, or another affiliate of our sponsor, as our lead financial advisor in connection with our initial business combination and may pay such affiliate a customary financial advisory fee in an amount that constitutes a market standard financial advisory fee for comparable transactions. Our initial stockholders, officers, directors, industry advisor and any of their respective affiliates will also be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our independent directors will review on a quarterly basis all payments that were made, directly or indirectly, to our sponsor, officers, directors, industry advisors or our or any of their affiliates.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid, directly or indirectly, to our executive officers will be determined by a compensation committee constituted solely by independent directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our management team may negotiate employment or consulting arrangements to remain with us after the initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our management team that provide for benefits upon termination of employment.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of April 14, 2021,  by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock
•	each of our executive officers and directors that beneficially owns shares of our common stock
•	each of our industry advisors; and
•	all our executive officers and directors as a group

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of April 14, 2021.

	Amount and Nature of Beneficial Ownership	Approximate Percentage of Outstanding Common Stock Shares
Name and Address of Beneficial Owner (1)
William Bennet	7,500	*
Jacob Cohen	10,000	*
John J. D’Agostino (3)	—	—
Vuk Jeremić	7,500	*
Eva Kaili	7,500	*
Sharmila Kassam	10,000	*
Sheldon Levy	10,000	*
Eric L. Munson (3)	—	—
Elizabeth B. Porter (3)	—	—
David L. Shrier (3)	—	—
All officers, directors and industry advisors as a group (10 individuals)	52,500	0.18%
Greater than 5% Beneficial Owners (1)(2)
Adit EdTech Sponsor, LLC (2)	5,947,000	19.83%
Adage Capital Partners, L.P. (4)	1,800,000	5.22%

*	Less than one percent
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 1345 Avenue of the Americas, 33rd Floor, New York, New York 10105.
(2)

Adit EdTech Sponsor, LLC, our sponsor, is the record holder of these shares. John J. D’Agostino, Michael Block, Eric L. Munson, Elizabeth B. Porter and David L. Shrier are the five directors of our sponsor’s board of directors. Any action by our sponsor with respect to us or our shares, including voting and dispositive decisions, requires a vote of four out of the five directors of the board of directors. Under the so-called “rule of three”, because voting and dispositive decisions are made by four out of the five directors of the board of directors, none of the directors is deemed to be a beneficial owner of securities held by our sponsor. Accordingly, none of the directors on our sponsor’s board of directors is deemed to have or share beneficial ownership of the shares held by our sponsor.

(3)

Each of John J. D’Agostino, Eric L. Munson, Elizabeth B. Porter and David L. Shrier holds, indirectly through an entity controlled by such individual, an equity interest in our sponsor.  Any action by our sponsor with respect to us or our shares, including voting and dispositive decisions, requires a vote of four out of the five directors of the board of directors. Under the so-called “rule of three”, because voting and dispositive decisions are made by four out of the five directors of the board of directors, none of the directors is deemed to be a beneficial owner of securities held by our sponsor. Accordingly, none of the directors on our sponsor’s board of directors is deemed to have or share beneficial ownership of the shares held by our sponsor.

(4)

Represents shares of common stock beneficially owned by Adage Capital Partners, L.P. on behalf of itself and certain of its affiliates (collectively, “Adage”), based solely on the Schedule 13G filed by Adage with the SEC on January 25, 2021, indicating that Vanguard had shared voting power with respect to 1,800,000 shares of common stock. The address of Adage is 200 Clarendon Street, 52nd Floor, Boston, Massachusetts 02116.

Securities Authorized for Issuance under Equity Compensation Table

None.

Changes in Control

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On October 23, 2020, our sponsor purchased 5,750,000 founder shares for an aggregate purchase price of $25,000.  On October 27, 2020, our sponsor transferred 10,000 founder shares to each of our independent directors and 7,500 founder shares to each of our industry advisors at their original purchase price.  On January 11, 2021, we effected a stock dividend of 1,150,000 shares with respect to our common stock, and as a result, our sponsor currently holds 6,847,500 founder shares, each of our independent directors currently holds 10,000 founder shares, and each of our industry advisors currently holds 7,500 founder shares, such that our initial stockholders own an aggregate of 6,900,000 founder shares.

On January 14, 2021, simultaneously with the consummation of the IPO, the Company sold to our sponsor an aggregate of 6,550,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, generating gross proceeds of $6,550,000. On January 15, 2021, the underwriters exercised their over-allotment option in full, and on January 19, 2021, the Company sold to our sponsor an additional 720,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, generating gross proceeds of $720,000.

We pay our sponsor or its affiliate a total of $10,000 per month for office space, utilities, secretarial support and administrative services. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. We may also pay a customary financial advisory fee to Adit, or another affiliate of our sponsor, in an amount that constitutes a market standard financial advisory fee for comparable transactions.

Our initial stockholders, sponsor and management team or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to these persons and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

We may engage Adit, or another affiliate of our sponsor, as our lead financial advisor in connection with our initial business combination and may pay such affiliate a customary financial advisory fee in an amount that constitutes a market standard financial advisory fee for comparable transactions.

On October 23, 2020, our sponsor agreed to loan us up to $150,000 to be used for a portion of the expenses of the IPO and as of April 14, 2021, the full amount of the loan is outstanding.

We have entered into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our amended and restated certificate of incorporation.

In addition, in order to finance working capital deficiencies and transaction costs in connection with an intended initial business combination, our initial stockholders, officers, directors or their affiliates may, but are not obligated to, loan us funds as may be required on a non-interest basis. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $2,000,000 of such loans may be convertible into warrants of the post business combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. We do not expect to seek loans from parties other than our initial stockholders, officers, directors or their affiliates as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a stockholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive officer and director compensation.

Our initial stockholders and holders of the private placement warrants will have registration rights to require us to register a sale of any of our securities held by them pursuant to a registration rights agreement. These holders are entitled to make up to three demands, excluding short form registration demands, that we register such securities for sale under the Securities Act. In addition, these holders will have “piggy-back” registration rights to include such securities in other registration statements filed by us and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. We will bear the costs and expenses of filing any such registration statements.

Related Party Policy

We have adopted a code of ethics requiring us to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by our board of directors (or the appropriate committee of our board) or as disclosed in our public filings with the SEC. Under our code of ethics, conflict of interest situations will include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving the company. A form of the code of ethics that we adopted is filed as an exhibit to the registration statement in connection with the IPO

In addition, our audit committee, pursuant to its written charter, is responsible for reviewing and approving related party transactions to the extent that we enter into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present will be required in order to approve a related party transaction. A majority of the members of the entire audit committee will constitute a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee will be required to approve a related party transaction. We also require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

Item 14. Principal Accounting Fees and Services.

The following is a summary of fees paid or to be paid to Marcum LLP (“Marcum”), for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our financial statements, review of the financial information included in the registration statement totaled $55,000.00.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the period from October 15, 2020 (date of inception) to December 31, 2020 we did not pay Marcum any audit-related fees.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the year ending December 31, 2020.

All Other Fees. We did not pay Marcum for other services for the year ending December 31, 2020.

Pre-Approval of Services

Our audit committee was formed upon the consummation of our IPO. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit No.	Description
1.1

Underwriting Agreement, dated January 11, 2021, by and between the Company and EarlyBirdCapital, Inc., as representatives of the underwriters (Incorporated by reference to exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-39872), filed with the SEC on January 14, 2021)

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-39872), filed with the SEC on January 14, 2021)
3.2	Bylaws (Incorporated by reference to exhibit 3.3 to the Company’s Registration Statement on Form S-l (File No. 333-251641), filed with the SEC on December 23, 2020)
4.1	Specimen Unit Certificate (Incorporated by reference to exhibit 4.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-l (File No. 333-251641), filed with the SEC on January 6, 2021)
4.2

Specimen Common Stock Certificate (Incorporated by reference to exhibit 4.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-l (File No. 333-251641), filed with the SEC on January 6, 2021)

4.3

Specimen Warrant Certificate (Incorporated by reference to exhibit 4.3 to Amendment No. 1 to the Company’s Registration Statement on Form S-l (File No. 333-251641), filed with the SEC on January 6, 2021)

4.4

Warrant Agreement, dated December 11, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (Incorporated by reference to exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-39872), filed with the SEC on January 14, 2021)

10.1

Securities Purchase Agreement, dated October 23, 2020, between the Registrant and the Sponsor (Incorporated by reference to exhibit 10.1 to the Company’s Registration Statement on Form S-l (File No. 333-251641), filed with the SEC on December 23, 2020)

10.2

Securities Assignment Agreement, dated October 27, 2020, among the Sponsor and Independent Directors (Incorporated by reference to exhibit 10.2 to the Company’s Registration Statement on Form S-l (File No. 333-251641), filed with the SEC on December 23, 2020)

10.3

Securities Assignment Agreement, dated October 23, 2020, among the Sponsor and Industry Advisors (Incorporated by reference to exhibit 10.3 to the Company’s Registration Statement on Form S-l (File No. 333-251641), filed with the SEC on December 23, 2020)

10.4

Letter Agreement, dated January 11, 2021, by and among the Company, the Company, its outside directors, its industry advisors and Adit EdTech Sponsor, LLC of Letter Agreement from each of the Registrant’s initial stockholders, officers and directors (Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39872), filed with the SEC on January 14, 2021)

10.5

Investment Management Trust Agreement, dated January 11, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee directors (Incorporated by reference to exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-39872), filed with the SEC on January 14, 2021)

10.6

Registration Rights Agreement, dated January 11, 2021, by and among the Company, Adit EdTech Sponsor, LLC and certain security holders party thereto (Incorporated by reference to exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-39872), filed with the SEC on January 14, 2021)

10.7

Private Placement Warrants Purchase Agreement, dated January 11, 2021 by and between the Company and Adit EdTech Sponsor, LLC (Incorporated by reference to exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-39872), filed with the SEC on January 14, 2021)

10.8

Administrative Services Agreement, dated January 11, 2021, by and between the Company and Adit EdTech Sponsor, LLC Form of Administrative Services Agreement (Incorporated by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-39872), filed with the SEC on January 14, 2021)

10.9	Form of Indemnification Agreement (Incorporated by reference to exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 001-39872), filed with the SEC on January 14, 2021)
14.1*	Form of Code of Ethics

Exhibit Index

Exhibit Number	Description
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Adit EdTech Acquisition Corp.

Date: April 15, 2021	By:	/s/ David Shrier
Name: David L. Shrier
Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Eric L. Munson	Non-executive Chairman	April 15, 2021
Eric L. Munson

/s/ David L. Shrier	Director, President and Chief Executive Officer (Principal Executive Officer)	April 15, 2021
David L. Shrier

/s/ John J. D’Agostino	Chief Financial Officer (Principal Financial and Accounting Officer)	April 15, 2021
John J. D’Agostino

/s/ Jacob Cohen	Director	April 15, 2021
Jacob Cohen

/s/ Sharmila Kassam	Director	April 15, 2021
Sharmila Kassam

/s/ Sheldon Levy	Director	April 15, 2021
Sheldon Levy

Report of Independent Registered Public Accounting Firm

To the Stockholder and the Board of Directors of

Adit EdTech Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Adit EdTech Acquisition Corp. (the “Company”) as of December 31, 2020, and the related statements of operations, changes in stockholder’s equity and cash flows for the period from October 15, 2020 (inception) through December 31, 2020 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from October 15, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2020.

New York, NY

April 15, 2021

ADIT EDTECH ACQUISITION CORP.

Balance Sheet

as of December 31, 2020

ASSETS
Current asset - cash	$35,614
Deferred offering costs	$469,160
TOTAL ASSETS	$504,774
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
Accrued expenses	$330,300
Promissory note - related party	$150,000
Total current liabilities	$480,300
Commitments and Contingencies
Stockholder’s Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	0
Common stock, $0.0001 par value; 50,000,000 shares authorized; 6,900,000 shares issued and outstanding (1)	690
Additional paid-in capital	24,310
Accumulated deficit	(526)
Total Stockholder’s Equity	24,474
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$504,774

(1)

Includes up to 900,000 shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5). On January 11, 2021, the Company effected a stock dividend of 1,150,000 shares with respect to the common stock, resulting in an aggregate of 6,900,000 shares of common stock issued and outstanding. All shares and associated amounts have been retroactively restated to reflect the share dividend (see Note 5 and 8). On January 19, 2021, the underwriters exercise the over-allotment option in full. As a result, the 900,000 shares are no longer subject to forfeiture.

The accompanying notes are an integral part of these financial statements.

ADIT EDTECH ACQUISITION CORP.

Statement of Operations

For the Period from October 15, 2020 (Inception) to December 31, 2020

Operating Expenses
Formation and operating costs	$(526)
Net Loss	$(526)
Weighted average shares outstanding, basic and diluted (1)	6,000,000
Basic and diluted net loss per common share	$(0.0001)

(1)

Excludes an aggregate of up to 900,000 shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5). On January 11, 2021, the Company effected a stock dividend of 1,150,000 shares with respect to the common stock, resulting in an aggregate of 6,900,000 shares of common stock issued and outstanding. All shares and associated amounts have been retroactively restated to reflect the share dividend (see Note 5 and 8). On January 19, 2021, the underwriters exercised the over-allotment option in full. As a result, the 900,000 shares are no longer subject to forfeiture.

The accompanying notes are an integral part of these financial statements.

ADIT EDTECH ACQUISITION CORP.

Statement of Changes in Stockholder’s Equity

For the Period from October 15, 2020 (Inception) to December 31, 2020

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholder’s Equity
Balance – October 15, 2020 (inception)	—	$—	$—	$—	$—
Issuance of common stock to Sponsor (1)	6,900,000	690	24,310	—	25,000
Net loss	—	—	—	(526)	(526)
Balance – December 31, 2020	6,900,000	$690	$24,310	$(526)	$24,474

(1)

Includes 900,000 shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5). On January 11, 2021, the Company effected a stock dividend of 1,150,000 shares with respect to the common stock, resulting in an aggregate of 6,900,000 shares of common stock issued and outstanding. All shares and associated amounts have been retroactively restated to reflect the share dividend (see Note 5 and 8). On January 19, 2021, the underwriters exercised the over-allotment option in full. As a result, the 900,000 shares are no longer subject to forfeiture.

The accompanying notes are an integral part of these financial statements.

ADIT EDTECH ACQUISITION CORP.

Statement of Cash Flows

For the Period from October 15, 2020 (Inception) to December 31, 2020

Cash Flows from Operating Activities:
Net loss	$(526)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accrued expenses	$500
Net cash used in operating activities	$(26)
Cash Flows from Financing Activities:
Proceeds from issuance of promissory note to related party	$175,000
Payment of promissory note to related party	$(25,000)
Payment of deferred offering costs	$(114,360)
Net cash provided by financing activities	$35,640
Net change in cash	$35,614
Cash, beginning of the period	—
Cash, end of the period	$35,614
Supplemental disclosure of noncash activities:
Deferred offering costs included in accrued expenses	$329,800
Deferred offering costs paid by Sponsor in exchange for issuance of Common Stock	$25,000

The accompanying notes are an integral part of these financial statements.

ADIT EDTECH ACQUISITION CORP.

Notes to Financial Statements

December 31, 2020

Note 1 — Organization and Business Operations

Organization and General

Adit EdTech Acquisition Corp. (the “Company”) was incorporated in Delaware on October 15, 2020. The Company is a blank check company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities (the “Business Combination”). Although the Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination, the Company intends to focus its search for a business that would benefit from its founders’ and management team’s experience and ability to identify, acquire and manage a business in the education, training and education technology industries.

The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of December 31, 2020, the Company had not commenced any operations. All activity for the period from October 15, 2020 (inception) through December 31, 2020 relates to the Company’s formation and the proposed initial public offering (“IPO”), which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is Adit EdTech Sponsor, LLC, a Delaware limited liability company (the “Sponsor”).

Financing

The registration statements for the Company’s IPO were declared effective on January 11, 2021 (the “Effective Date”). On January 14, 2021, the Company consummated the IPO of 24,000,000 units (the “Units” and, with respect to the shares of common stock included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $240,000,000.

Simultaneously with the closing of the IPO, the Company consummated the sale of 6,550,000 Private Placement Warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to the Sponsor, generating total gross proceeds of $6,550,000.

Transaction costs amounted to $13,836,086 consisting of $4,800,000 of underwriting discount, $8,400,000 deferred underwriting discount, and $636,086 of other offering costs.

The Company granted the underwriters in the IPO a 45-day option to purchase up to 3,600,000 additional Units to cover over-allotments, if any. On January 19, 2021, the underwriters exercised the over-allotment option in full to purchase 3,600,000 Units (the “Over-allotment Units”), generating aggregate gross proceeds of $36,000,000, and incurred $720,000 in deferred underwriting fees. Simultaneously with the closing of the sale of the Over-allotment Units, the Company consummated the sale of an additional 720,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant in a private placement to the Sponsor, generating gross proceeds of $720,000.

Trust Account

Following the closing of the IPO on January 14, 2021 and the underwriters’ full exercise of over-allotment option on January 19, 2021, $276,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO, the sale of Over-allotment Units, and the sale of the Private Placement Warrants was placed in a Trust Account, which are held as cash or invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account.

ADIT EDTECH ACQUISITION CORP.

Notes to Financial Statements — Continued

Initial Business Combination

The Company will provide its holders of the outstanding Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Public Shares subject to redemption will be recorded at redemption value and classified as temporary equity upon the completion of the IPO in accordance with the Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 immediately prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the then outstanding shares of common stock present and entitled to vote at the meeting to approve the Business Combination are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC containing substantially the same information as would be included in a proxy statement prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the IPO in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or do not vote at all.

Notwithstanding the above, if the Company seeks stockholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Amended and Restated Certificate of Incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Public Shares, without the prior consent of the Company.

The Sponsor and the Company’s officers, directors and industry advisors have agreed (a) to waive redemption rights with respect to the Founder Shares and Public Shares held by them in connection with the completion of a Business Combination and (b) not to propose an amendment to the Amended and Restated Certificate of Incorporation (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s initial Business Combination and certain amendments to the Amended and Restated Certificate of Incorporation or to redeem 100% of its Public Shares if the Company does not complete a Business Combination or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity, unless the Company provides the public stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

The Company will have until January 14, 2023 to complete a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period and stockholders do not approve an amendment to the Amended and Restated Certificate of Incorporation to extend this date, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating

ADIT EDTECH ACQUISITION CORP.

Notes to Financial Statements — Continued

distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

The holders of the Founder Shares have agreed to waive liquidation rights with respect to such shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor acquires Public Shares in or after the IPO, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the IPO price per Unit ($10.00).

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (i) $10.00 per Public Share or (ii) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of trust assets, in each case net of the interest which may be withdrawn to pay the Company’s tax obligation and up to $100,000 for liquidation excepts, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account (even if such waiver is deemed to be unenforceable) and except as to any claims under the Company’s indemnity of the underwriters of IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity

At December 31, 2020, the Company had $35,614 in cash and has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. On January 14, 2021, the Company consummated the IPO and private placement generating gross proceeds of $246,550,000. On January 19, 2021, the underwriters exercised the over-allotment option generating gross proceeds of $36,000,000. Following the closing of the IPO and the underwriters’ full exercise of over-allotment option, after deducting IPO transaction cost the Company had $276 million held in trust and approximately $1.3 million held in the Company’s bank account available for working capital needs. As of March 31, 2021, the Company had $729,606 in cash held outside the Trust Account.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or

ADIT EDTECH ACQUISITION CORP.

Notes to Financial Statements — Continued

revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2020.

Deferred Offering Costs

Deferred offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that were directly related to the IPO and that were charged to stockholder’s equity upon the completion of the IPO on January 14, 2021. On January 14, 2021, offering costs in the aggregate of $13,836,086 have been charged to stockholders’ equity (consisting of $4,800,000 of underwriting discount, $8,400,000 of deferred underwriting discount, and $636,086 of other offering costs).

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The provision for income taxes was deemed to be de minimis for the period from October 15, 2020 (inception) to December 31, 2020.

Net Loss Per Common Share

Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture by the Sponsor. Weighted average shares were reduced for

ADIT EDTECH ACQUISITION CORP.

Notes to Financial Statements — Continued

the effect of an aggregate of 900,000 shares of common stock that are subject to forfeiture if the over-allotment option is not exercised by the underwriters (see Note 7). At December 31, 2020, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At December 31, 2020, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Risks and Uncertainties

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (the “COVID-19 outbreak”). In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak continues to evolve. The impact of the COVID-10 outbreak on the Company’s financial position will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions. These developments and the impact of the COVID-19 outbreak on the financial markets and the overall economy are highly uncertain and cannot be predicted. If the financial markets and/or the overall economy are impacted for an extended period, the Company’s financial position may be materially adversely affected. Additionally, the Company’s ability to complete an initial Business Combination may be materially adversely affected due to significant governmental measures being implemented to contain the COVID-19 outbreak or treat its impact, including travel restrictions, the shutdown of businesses and quarantines, among others, which may limit the Company’s ability to have meetings with potential investors or affect the ability of a potential target company’s personnel, vendors and service providers to negotiate and consummate an initial Business Combination in a timely manner. The Company’s ability to consummate an initial Business Combination may also be dependent on the ability to raise additional equity and debt financing, which may be impacted by the COVID-19 outbreak and the resulting market downturn.

Note 3 — Initial Public Offering

Pursuant to the IPO on January 14, 2021, the Company sold 24,000,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one share of common stock and one half of one warrant to purchase one share of common stock (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment.

On January 14, 2021, an aggregate of $10.00 per Unit sold in the IPO was held in the Trust Account and will be held as cash or invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act.

On January 19, 2021, the Underwriters exercised the over-allotment option in full to purchase 3,600,000 Units.

Following the closing of the IPO on January 14, 2021 and the underwriters’ full exercise of over-allotment option on January 19, 2021, $276,000,000 was held in the Trust Account.

ADIT EDTECH ACQUISITION CORP.

Notes to Financial Statements — Continued

Note 4 — Private Placement

Simultaneously with the closing of the IPO on January 14, 2021, the Sponsor purchased an aggregate of 6,550,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, for an aggregate purchase price of $6,550,000, in a private placement (the “Private Placement”).

On January 19, 2021, the Underwriters exercised the over-allotment option in full to purchase 3,600,000 Units. Simultaneously with the closing of the exercise of the overallotment option, the Company completed the private sale of an aggregate of 720,000 Private Placement Warrants to the Sponsor at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds of $720,000.

Each Private Placement Warrant will entitle the holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment (see Note 7). The proceeds from the Private Placement Warrants was added to the proceeds from the IPO held in the Trust Account on January 14, 2021. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

The Private Placement Warrants are identical to the warrants included in the Units being sold in the IPO except that they are nonredeemable and exercisable on a cashless basis so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by holders other than the initial purchasers or their permitted transferees, the Private Placement Warrants are redeemable by the Company and exercisable by the holders on the same basis as the warrants included in the Units sold in the IPO.

Note 5 — Related Party Transactions

Founder Shares

In October 2020, the Sponsor paid $25,000 to cover certain offering costs of the Company in consideration of 5,750,000 shares of the Company’s common stock (the “Founder Shares”). On October 27, 2020, the Sponsor transferred 10,000 Founder Shares to each of the Company’s independent directors and 7,500 Founder Shares to each of the Company’s industry advisors at their original purchase price (the Sponsor, independent directors and industry advisors being defined herein collectively as the “initial stockholders”). On January 11, 2021, the Company effected a stock dividend of 1,150,000 shares with respect to the common stock, resulting in the initial stockholders holding an aggregate of 6,900,000 Founder Shares (up to 900,000 of which are subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option is exercised). As such, the initial stockholders collectively own 20% of the Company’s issued and outstanding shares of common stock after the IPO. On January 19, 2021, the underwriter exercised its over-allotment option in full, hence, the 900,000 Founder Shares are no longer subject to forfeiture since then.

The initial stockholders have agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of: (A) one year after the completion of a Business Combination or (B) subsequent to a Business Combination, (x) if the last sale price of the Company’s common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Promissory Note — Related Party

On October 23, 2020, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $150,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) June 30, 2021, (ii) the consummation of the IPO, (iii) the abandonment of the IPO and (iv) an Event of Default as defined in the Promissory Note. As of December 31, 2020, the Company had borrowed $150,000 under the Promissory Note.

ADIT EDTECH ACQUISITION CORP.

Notes to Financial Statements — Continued

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Initial Stockholders, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $2,000,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. At December 31, 2020, no such Working Capital Loans were outstanding.

Administrative Service Fee

The Company entered into an agreement whereby, commencing on the January 11, 2021, the Company has agreed to pay the Sponsor or an affiliate of the Sponsor an amount up to a total of $10,000 per month for office space, utilities, secretarial support and administrative services. Upon completion of the initial Business Combination or liquidation, the Company will cease paying these monthly fees.

Note 6 — Commitments and Contingencies

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and any warrants that may be issued upon conversion of the Working Capital Loans (and any shares of common stock issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of Working Capital Loans) are entitled to registration rights pursuant to a registration rights agreement signed on January 11, 2021, requiring the Company to register such securities for resale. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The registration rights agreement does not contain liquidating damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriters have a 45-day option beginning January 14, 2021 to purchase up to an additional 3,600,000 units to cover over-allotments, if any, at the IPO price less the underwriting discounts. On January 19, 2021, the underwriters purchased an additional 3,600,000 units to exercise its over-allotment option in full. The proceeds of $36,000,000 from the over-allotment was deposited in the Trust Account after deducting the underwriting discounts.

The underwriters were paid a cash underwriting discount of 2.0% of the gross proceeds of the IPO, or $5,520,000 in the aggregate. In addition, the underwriters are entitled to a deferred fee of 3.5% of the gross proceeds of the IPO, or $8,400,000 (or up to $9,660,000 if the underwriters’ over-allotment is exercised in full).

Note 7 — Stockholder’s Equity

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2020, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.0001 per share. In October 2020, the Sponsor paid $25,000 to cover certain offering costs of the Company in consideration of 5,750,000 shares of the Company’s common stock (the “Founder Shares”). On October 27, 2020, the Sponsor transferred 10,000 Founder Shares to each of the Company’s independent directors and 7,500 Founder Shares to each of the Company’s industry advisors at their original purchase price (the Sponsor, independent directors and industry advisors being defined herein collectively as the “initial stockholders”). On January 11, 2021, the Company effected a stock dividend of 1,150,000 shares with respect to the common stock, resulting in the initial stockholders holding an aggregate of 6,900,000 Founder Shares (up to 900,000 of which are subject to forfeiture

ADIT EDTECH ACQUISITION CORP.

Notes to Financial Statements — Continued

by the Sponsor depending on the extent to which the underwriters’ over-allotment option is exercised). On January 11, 2021, the Company filed an amendment to its amended and restated certificate of incorporation to increase the number of shares of common stock that the Company shall have authority to issue from 50,000,000 to 100,000,000. On January 19, 2021, the underwriter exercised its overallotment option in full, hence, the 900,000 Founder Shares are no longer subject to forfeiture since then. As of December 31, 2020, there were 6,900,000 shares of common stock issued and outstanding.

Warrants — No warrants were outstanding as of December 31, 2020. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable 30 days after the completion of a Business Combination. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

The Company will not be obligated to deliver any shares of common stock pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the shares of common stock underlying the warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying its obligations with respect to registration. No warrant will be exercisable and the Company will not be obligated to issue any shares of common stock upon exercise of a warrant unless common stock issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants.

If the Company’s common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to maintain in effect a registration statement, but it will be required to use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

Once the warrants become exercisable, the Company may redeem the Public Warrants:

•	in whole and not in part;
•	at a price of $0.01 per warrant;
•	upon not less than 30 days’ prior written notice of redemption to each warrant holder; and
•

if, and only if, the reported last sale price of the common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like), for any 20 trading days within a 30 trading day period commencing once the warrants become exercisable and ending commencing once the warrants become exercisable and ending three business days before the Company sends the notice of redemption to the warrant holders

If and when the warrants become redeemable by the Company, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws. If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement.

The Company has established the last of the redemption criterion discussed above to prevent a redemption call unless there is at the time of the call a significant premium to the warrant exercise price. If the foregoing conditions are satisfied and the Company issues a notice of redemption of the warrants, each warrant holder will be entitled to exercise its warrant prior to the scheduled redemption date. However, the price of the common stock may fall below the $18.00 redemption trigger price as well as the $11.50 (for whole shares) warrant exercise price after the redemption notice is issued.

If the Company calls the warrants for redemption as described above, the management will have the option to require any holder that wishes to exercise its warrant, including the holders of the Private Placement Warrants, to do so on a “cashless basis.” In determining whether to require all holders to exercise their warrants on a “cashless basis,” the management will consider, among other factors, the Company’s cash position, the number of warrants that are outstanding and the dilutive effect on the stockholders of issuing the maximum number of shares of common stock issuable upon the exercise of the warrants. If the management takes advantage of this option, all holders of warrants would pay the exercise price by surrendering their warrants for that number of shares of common stock equal to the quotient obtained by dividing (x) the product of the number of shares of common stock underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” for this purpose shall mean the average reported last sale price of the common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of warrants. If

ADIT EDTECH ACQUISITION CORP.

Notes to Financial Statements — Continued

the management takes advantage of this option, the notice of redemption will contain the information necessary to calculate the number of shares of common stock to be received upon exercise of the warrants, including the “fair market value” in such case. Requiring a cashless exercise in this manner will reduce the number of shares to be issued and thereby lessen the dilutive effect of a warrant redemption. If the Company calls the warrants for redemption and the management does not take advantage of this option, the holders of the Private Placement Warrants and their permitted transferees would still be entitled to exercise their Private Placement Warrants for cash or on a cashless basis using the same formula described above that other warrant holders would have been required to use had all warrant holders been required to exercise their warrants on a cashless basis.

The exercise price and number of shares of common stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuance of common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

In addition, if (x) the Company issues additional common stock or equity-linked securities for capital raising purposes in connection with the closing of a Business Combination at an issue price or effective issue price of less than $9.20 per share of common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of a Business Combination on the date of the consummation of a Business Combination (net of redemptions), and (z) the volume weighted average trading price of the common stock during the 10 trading day period starting on the trading day prior the day on which the Company consummates a Business Combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

The Private Placement Warrants are identical to the Public Warrants underlying the Units to be sold in the IPO, except that the Private Placement Warrants and the common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants are redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

Note 8 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Other than as described below and in these financial statements, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On April 12, 2021, John Coates, Acting Director, Division of Corporation Finance, and Paul Munter, Acting Chief Accountant, issued guidance on the accounting of warrants issued by special purchase acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)”.

The Company closed its IPO on January 14, 2021 and issued both Public and Private Warrants on that date as disclosed in its Form 8K. In view of the new guidance from the SEC, the Company determined that the warrants may contain the features identified in the guidance therefore the Company continues to evaluate the instruments for appropriate accounting treatment.