Form 10-Q
period 2021-06-30
Adit EdTech Acquisition Corp.
filed 2021-08-10
CIK 1830029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

As of August 9, 2021, there were 34,500,000 outstanding shares of the registrant’s common stock, $0.0001 par value per share.

ADIT EDTECH ACQUISITION CORP.

Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

ADIT EDTECH ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(unaudited)
Assets
Current asset – cash	$667,534	$35,614
Prepaid expenses	281,793	-
Deferred offering costs	-	469,160
Total current assets	949,327	504,774
Prepaid expenses, non-current	140,959	-
Cash and securities held in Trust Account	276,055,797	-
Total Assets	$277,146,083	$504,774
Liabilities and Stockholders’ Equity
Current Liabilities:
Accrued offering costs and expenses	$8,252	$330,300
Due to related party	18,986	-
Promissory note - related party	150,000	150,000
Total current liabilities	177,238	480,300
Deferred underwriting discount	9,660,000	-
Total liabilities	9,837,238	480,300
Commitments
Common Stock subject to possible redemption, 26,230,884 and zero shares at redemption value, respectively	262,308,840	-
Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 8,269,116 and 6,900,000 shares issued and outstanding (excluding 26,230,884 and zero shares subject to possible redemption, respectively)	827	690
Additional paid-in capital	5,169,247	24,310
Accumulated deficit	(170,069)	(526)
Total Stockholders’ Equity	5,000,005	24,474
Total Liabilities and Stockholder's Equity	$277,146,083	$504,774

The accompanying notes are an integral part of these unaudited condensed financial statements.

ADIT EDTECH ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2021
Formation and operating costs	$135,127	$225,340
Loss from operations	(135,127)	(225,340)
Other income
Trust interest income	15,538	55,797
Total other income	15,538	55,797
Net loss	$(119,589)	$(169,543)
Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	26,242,843	22,756,411
Basic and diluted net income per share	$-	$-
Basic and diluted weighted average shares outstanding, common stock	8,257,157	12,830,882
Basic and diluted net loss per share	$(0.01)	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ADIT EDTECH ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional	Accumulated	Total Stockholder's
	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance as of December 31, 2020	6,900,000	$690	$24,310	$(526)	$24,474
Sale of 27,600,000 Units, net of underwriting discount and offering expenses	27,600,000	2,760	267,451,154	-	267,453,914
Change in common stock subject to possible redemption	(26,242,843)	(2,624)	(262,425,806)	-	(262,428,430)
Net loss	-	-	-	(49,954)	(49,954)
Balance as of March 31, 2021	8,257,157	$826	$5,049,658	$(50,480)	$5,000,004
Change in common stock subject to possible redemption	11,959	1	119,589	-	119,590
Net loss	-	-	-	(119,589)	(119,589)
Balance as of June 30, 2021	8,269,116	$827	$5,169,247	$(170,069)	$5,000,005

The accompanying notes are an integral part of these unaudited condensed financial statements.

ADIT EDTECH ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2021
Cash flows from operating activities:
Net loss	$(169,543)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Interest earned on cash and marketable securities held in Trust Account	(55,797)
Changes in assets and liabilities:
Prepaid expenses	(422,752)
Accrued offering costs and expenses	165,885
Due to related party	213
Net cash used in operating activities	(481,994)
Cash flows from investing activities:
Investment held in Trust Account	(276,000,000)
Net cash used in investing activities	(276,000,000)
Cash flows from financing activities:
Proceeds from Initial Public Offering, net of underwriters’ fees	270,480,000
Proceeds from private placement	7,270,000
Payments of offering costs	(636,086)
Net cash provided by financing activities	277,113,914
Net change in cash	631,920
Cash, beginning of the period	35,614
Cash, end of the period	$667,534
Supplemental disclosure of noncash investing and financing activities:
Deferred underwriting commissions charged to additional paid-in capital	$9,660,000
Initial value of common stock subject to possible redemption	$227,738,380
Change in value of common stock subject to possible redemption	$34,570,460
Deferred offering costs paid by Sponsor loan	$18,773

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

As of June 30, 2021, the Company had not commenced any operations. All activity for the period from October 15, 2020 (inception) through June 30, 2021 relates to the Company’s formation and the initial public offering (“IPO”), which is described below, and since the closing of the IPO, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO.

The Company’s sponsor is Adit EdTech Sponsor, LLC, a Delaware limited liability company (the “Sponsor”).

Financing

The registration statements for the Company’s IPO were declared effective on January 11, 2021. On January 14, 2021, the Company consummated the IPO of 24,000,000 units (the “Units” and, with respect to the shares of common stock included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $240,000,000.

Simultaneously with the closing of the IPO, the Company consummated the sale of 6,550,000 Private Placement Warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to the Sponsor, generating total gross proceeds of $6,550,000.

Transaction costs amounted to $13,836,086 consisting of $4,800,000 of underwriting discount, $8,400,000 of deferred underwriting discount, and $636,086 of other offering costs.

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

Trust Account

Following the closing of the IPO on January 14, 2021 and the underwriters’ full exercise of their over-allotment option on January 19,2021, $276,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO, the sale of Over-allotment Units and the sale of the Private Placement Warrants was placed in a Trust Account, which are held as cash or invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account.

Initial Business Combination

The Company will provide its holders of the outstanding Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Public Shares subject to redemption will be recorded at redemption value and classified as temporary equity upon the completion of the IPO in accordance with the FASB Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

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

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (i) $10.00 per Public Share or (ii) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of trust assets, in each case net of the interest which may be withdrawn to pay the Company’s tax obligation and up to $100,000 for liquidation expenses, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account (even if such waiver is deemed to be unenforceable) and except as to any claims under the Company’s indemnity of the underwriters of IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity and Capital Resources

As of June 30, 2021, the Company had approximately $0.7 million in its operating bank account, and working capital of approximately $0.8 million.

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair presentation of the balances and results for the periods presented. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021.

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

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of six months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 and December 31, 2020.

Investment Held in Trust Account

Investment held in Trust Account consist of United States Treasury securities. The Company classifies its United States Treasury securities as held-to-maturity in accordance with ASC Topic 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts.

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheet. The fair values of cash and cash equivalents, prepaid expenses, accrued offering costs and expenses, due to related party, and promissory note to related party are estimated to approximate the carrying values as of June 30, 2021 due to the short maturities of such instruments.

The following tables present information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2021, and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	June 30,	Quoted Prices In Active Markets	Quoted Prices In Active Markets	Significant Other Unobservable Inputs
	2021	(Level 1)	(Level 1)	(Level 3)
Assets:
U.S. Money Market held in Trust Account	$1,176	$1,176	$-	$-
U.S. Treasury Securities	276,054,621	276,054,621	-	-
	$276,055,797	$276,055,797	$-	$-

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At June 30, 2021 and December 31, 2020, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock feature certain redemption rights that is considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for each of the periods. The warrants are exercisable to purchase 21,070,000 shares of common stock in the aggregate. The Company has not considered the effect of the warrants sold in the Initial Public Offering and the private placement to purchase an aggregate of 21,070,000 shares in the calculation of diluted loss per share, since the inclusion of such warrants would be anti-dilutive.

The Company’s statement of operations includes a presentation of income (loss) per share for common shares subject to possible redemption in a manner similar to the two-class method of income (loss) per common share. Net income per common share, basic and diluted, for redeemable common shares is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of redeemable common shares outstanding since original issuance. Net loss per common share, basic and diluted, for non-redeemable common shares is calculated by dividing the net loss, adjusted for income attributable to redeemable common shares, by the weighted average number of non-redeemable common shares outstanding for the periods presented. Non-redeemable common shares include the Founder Shares as these common shares do not have any redemption features and do not participate in the income earned on the Trust Account.

	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2021
Common stock subject to possible redemption
Numerator: net income allocable to common stock subject to possible redemption
Amortized interest income on marketable securities held in trust	$14,767	$53,029
Less: interest available to be withdrawn for payment of taxes	(14,767)	(53,029)
Net income allocable to common stock subject to possible redemption	$-	$-
Denominator: weighted average redeemable common stock redeemable common stock, basic and diluted	26,242,843	22,756,411
Basic and diluted net income per share, redeemable common stock	$-	$-
Non-redeemable common stock
Numerator: net loss minus redeemable net earnings
Net loss	$(119,589)	$(169,543)
Redeemable net earnings	-	-
Non-redeemable net loss	(119,589)	(169,543)
Denominator: weighted average non-redeemable basic and diluted weighted average shares outstanding, common stock	8,257,157	12,830,882
Basic and diluted net loss per share, common stock	$(0.01)	$(0.01)

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

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-40, “Derivatives and Hedging – Contracts in Entity’s Own Stock (“ASC 815-40”).” The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The Company has evaluated both the public and private warrants under ASC 480 and ASC 815-40 and has concluded that they are properly classified as equity instruments.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the unaudited condensed financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the Company’s condensed financial statements and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of operations and/or search for a target company, the specific impact is not readily determinable as of the date of the condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

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

Each Private Placement Warrant will entitle the holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment. The proceeds from the Private Placement Warrants were added to the proceeds from the IPO held in the Trust Account on January 14, 2021. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

Note 5 — Related Party Transactions

Founder Shares

In October 2020, the Sponsor paid $25,000 to cover certain offering costs of the Company in consideration of 5,750,000 shares of the Company’s common stock (the “Founder Shares”). On October 27, 2020, the Sponsor transferred 10,000 Founder Shares to each of the Company’s independent directors and 7,500 Founder Shares to each of the Company’s industry advisors at their original purchase price (the Sponsor, independent directors and industry advisors being defined herein collectively as the “initial stockholders”). On January 11, 2021, the Company effected a stock dividend of 1,150,000 shares with respect to the common stock, resulting in the initial stockholders holding an aggregate of 6,900,000 Founder Shares (up to 900,000 of which are subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option is exercised). As such, the initial stockholders collectively own 20% of the Company’s issued and outstanding shares of common stock after the IPO. On January 19, 2021, the underwriter exercised its over-allotment option in full, hence, the 900,000 Founder Shares are no longer subject to forfeiture.

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

Due to Related Parties

As of June 30, 2021, one related party paid an aggregate of $18,986 on behalf of the Company to pay for offering and operating costs.

Promissory Note — Related Party

On October 23, 2020 the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $150,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) June 30, 2021, (ii) the consummation of the IPO, (iii) the abandonment of the IPO and (iv) an Event of Default (as defined in the Promissory Note). As of June 30, 2021 and December 31, 2020, the Company had borrowed $150,000 under the Promissory Note.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the initial stockholders, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $2,000,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2021 and December 31, 2020, no such Working Capital Loans were outstanding.

Administrative Service Fee

The Company entered into an agreement whereby, commencing on January 11, 2021, the Company has agreed to pay the Sponsor or an affiliate of the Sponsor an amount up to a total of $10,000 per month for office space, utilities, secretarial support and administrative services. Under such agreement, the Company paid $60,000 in total for the six months ended June 30, 2021. Upon completion of the initial Business Combination or liquidation, the Company will cease paying these monthly fees.

Note 6 — Cash and Securities Held in Trust Account

As of June 30, 2021, investment in the Company’s Trust Account consisted of $1,176, in U.S. Money Market and $276,050,479, in U.S. Treasury Securities. The Company classifies its United States Treasury securities as held-to-maturity in accordance with ASC 320 “Investments — Debt and Equity Securities”. Held-to-maturity treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts. The Company considers all investments with original maturities of more than three months but less than one year to be short-term investments. The carrying value approximates the fair value due to its short-term maturity.

The carrying value, excluding gross unrealized holding loss and fair value of held to maturity securities on June 30, 2021 are as follows:

	Carrying Value/Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of June 30, 2021
U.S. Money Market	$1,176	$-	$-	$1,176
U.S. Treasury Securities	276,054,621	-	(4,142)	276,050,479
	$276,055,797	$-	$(4,142)	$276,051,655

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

Note 8 — Stockholders’ Equity

Preferred Stock— The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Common Stock— The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. As of June 30, 2021 and December 31, 2020, there were 8,269,116 and 6,900,000 shares of common stock issued and outstanding, excluding 26,230,884 and 0 shares of common stock subject to possible redemption.

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

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Other than as described below and in these financial statements, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

On July 28, 2021, the Company repaid $150,000 to the Sponsor. There was no outstanding balance under the promissory note to related party as of July 28, 2021.

On August 6, 2021, the Company issued an unsecured promissory note to the Sponsor in conection with a Working Capital Loan made by the Sponsor to the Company pursuant to which the Company may borrow up to $300,000 in the aggregate. The note is non-interest bearing and payable on the earlier of (i) January 14, 2023 or (ii) the effectuve date of a Business Combination. Any amounts outstanding under the note are convertible into warrants, at a price of $1.00 per warrant at the option of the Sponsor, the terms of which shall be identical to the Private Placement Warrants. As of the date hereof, the Company borrowed $150,000 under the note.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.

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

We paid a total of $5,520,000 in underwriting discounts and commissions and $636,086 for other costs and expenses related to the IPO.

Results of Operations

Our entire activity since inception up to June 30, 2021 relates to our formation, the Initial Public Offering and, since the closing of the Initial Public Offering, a search for a Business Combination candidate. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest.

For the three months ended June 30, 2021, we had net loss of $119,589, which consisted of $135,127 in formation and operating costs, offset by $15,538 in interest earned on marketable securities held in the Trust Account.

For the six months ended June 30, 2021, we had net loss of $169,543, which consisted of $225,340 in formation and operating costs, offset by $55,797 in interest earned on marketable securities held in the Trust Account.

Liquidity and Capital Resources

As of June 30, 2021, we had approximately $0.7 million in our operating bank account, and working capital of approximately $0.8 million.

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

On August 6, 2021, the Company issued an unsecured promissory note to the Sponsor in connection with a Working Capital Loan made by the Sponsor to the Company pursuant to which the Company may borrow up to $300,000 in the aggregate. The note is non-interest bearing and payable on the earlier to occur of (i) January 14, 2023 or (ii) the effective date of a Business Combination. Any amounts outstanding under the note are convertible into warrants, at a price of $1.00 per warrant at the option of the Sponsor, the terms of which shall be identical to the Private Placement Warrants. As of the date hereof, the Company borrowed $150,000 under the note.

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

Off-Balance Sheet Financing Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements. We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any non-financial assets.

Contractual Obligations

At June 30, 2021, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

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

We have identified the following as our critical accounting policies:

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock feature certain redemption rights that is considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

Net Income (Loss) Per Common Share

Net income (loss) per common stock is computed by dividing net income (loss) by the weighted average number of common share outstanding for each of the periods. The warrants are exercisable to purchase 21,070,000 shares of common stock in the aggregate.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

All activity from October 15, 2020 (date of inception) through June 30, 2021 relates to our formation, the preparation for our IPO and the search of targets for our initial business combination. We did not have any financial instruments that were exposed to market risks on June 30, 2021.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended of June 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

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

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS**	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH**	Inline XBRL Taxonomy Extension Schema Document

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Adit EdTech Acquisition Corp.
Dated: August 10, 2021	/s/ David L. Shrier
David L. Shrier Chief Executive Officer and Chairman (Principal Executive Officer)

Dated: August 10, 2021	/s/ John J. D’Agostino
John J. D’Agostino Chief Financial Officer (Principal Financial Officer and Accounting Officer)