Form 10-Q
period 2021-09-30
Adit EdTech Acquisition Corp.
filed 2021-11-10
CIK 1830029

f

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 9, 2021, there were 34,500,000 outstanding shares of the registrant’s common stock, $0.0001 par value per share.

ADIT EDTECH ACQUISITION CORP.

Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

ADIT EDTECH ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(unaudited)
Assets
Current asset – cash	$535,832	$35,614
Prepaid expenses	273,538	-
Deferred offering costs	-	469,160
Total current assets	809,370	504,774
Prepaid expenses, non-current	80,548	-
Cash and securities held in Trust Account	276,083,453	-
Total Assets	$276,973,371	$504,774
Liabilities and Stockholders’ Equity
Current Liabilities:
Accrued offering costs and expenses	$243,422	$330,300
Due to related party	48,986	-
Promissory note - related party	150,000	150,000
Total current liabilities	442,408	480,300
Deferred underwriting discount	9,660,000	-
Total liabilities	10,102,408	480,300
Commitments
Common Stock subject to possible redemption, 27,600,000 and zero shares at redemption value, respectively	276,000,000	-
Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 6,900,000 shares issued and outstanding	690	690
Additional paid-in capital	-	24,310
Accumulated deficit	(9,129,727)	(526)
Total Stockholders’ Equity (Deficit)	(9,129,037)	24,474
Total Liabilities and Stockholders’ Equity (Deficit)	$276,973,371	$504,774

The accompanying notes are an integral part of these unaudited condensed financial statements.

ADIT EDTECH ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30, 2021	For the Nine Months Ended September 30, 2021
Formation and operating costs	$450,588	$675,928
Loss from operations	(450,588)	(675,928)
Other income:
Trust interest income	27,656	83,453
Total other income	27,656	83,453
Net loss	$(422,932)	$(592,475)
Basic and diluted weighted average shares outstanding, common stock	27,600,000	6,900,000
Basic and diluted net loss per share	$(0.01)	$(0.02)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ADIT EDTECH ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional	Accumulated	Total Stockholder’s
	Shares	Amount	Paid-in Capital	Deficit	Equity (Deficit)
Balance as of December 31, 2020	6,900,000	$690	$24,310	$(526)	$24,474
Sale of 27,600,000 Units, net of underwriting discount and offering expenses	27,600,000	2,760		-	2,760
Common stock subject to possible redemption	(27,600,000)	(2,760)			(2,760)
Sale of 7,270,000 Private Placement Warrants through over-allotment			7,270,000		7,270,000
Subsequent remeasurement under ASC 480-10-S99			(7,294,310)	(8,521,776)	(15,816,086)
Net loss	-	-	-	(49,954)	(49,954)
Balance as of March 31, 2021, as restated	6,900,000	$690	$-	$(8,572,256)	$(8,571,566)

Net loss	-	-	-	(119,589)	(119,589)
Balance as of June 30, 2021, as restated	6,900,000	$690	$-	$(8,691,845)	$(8,691,155)

Offering costs charged to additional paid-in capital			(14,950)		(14,950)
Reduce negative additional paid-in capital to zero			14,950	(14,950)	-
Net loss			-	(422,932)	(422,932)
Balance as of September 30, 2021	6,900,000	$690	$-	$(9,129,727)	$(9,129,037)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ADIT EDTECH ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30, 2021
Cash flows from operating activities:
Net loss	$(592,475)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Interest earned on cash and marketable securities held in Trust Account	(83,453)
Changes in operating assets and liabilities:
Prepaid expenses	(354,086)
Accrued offering costs and expenses	401,055
Due to related party	30,214
Net cash used in operating activities	(598,746)
Cash flows from investing activities:
Investment held in Trust Account	(276,000,000)
Net cash used in investing activities	(276,000,000)
Cash flows from financing activities:
Proceeds from Initial Public Offering, net of underwriters’ fees	270,480,000
Proceeds from private placement	7,270,000
Payments of offering costs	(651,036)
Net cash provided by financing activities	277,098,964
Net change in cash	500,218
Cash, beginning of the period	35,614
Cash, end of the period	$535,832
Supplemental disclosure of noncash investing and financing activities:
Deferred underwriting commissions charged to additional paid-in capital	$9,660,000
Initial value of common stock subject to possible redemption	$276,000,000
Deferred offering costs paid by Sponsor loan	$18,773

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

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from October 15, 2020 (inception) through September 30, 2021 relates to the Company’s formation and the initial public offering (“IPO”), which is described below, and since the closing of the IPO, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO.

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

Trust Account

Following the closing of the IPO on January 14, 2021 and the underwriters’ full exercise of their over-allotment option on January 19, 2021, $276,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO, the sale of Over-allotment Units and the sale of the Private Placement Warrants were placed in a Trust Account, which are held as cash or invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account.

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

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 immediately prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the then outstanding shares of common stock present and entitled to vote at the meeting to approve the Business Combination are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC containing substantially the same information as would be included in a proxy statement prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 6) and any Public Shares it purchased during or after the IPO in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or do not vote at all.

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

 Liquidity and Capital Resources

As of September 30, 2021, the Company had approximately $0.5 million in its operating bank account, and working capital of approximately $0.4 million.

Prior to the completion of the IPO, the Company’s liquidity needs had been satisfied through a payment from the Sponsor of $25,000 (see Note 6) for the Founder Shares to cover certain offering costs, and the loan under an unsecured promissory note from the Sponsor of $150,000 (see Note 6). Subsequent to the consummation of the IPO and sale of Private Placement Warrants, the Company’s liquidity needs have been satisfied through the proceeds from the consummation of the sale of Private Placement Warrants not held in the Trust Account.

In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or the Company’s officers and directors or their affiliates may, but are not obligated to, provide the Company Working Capital Loans (as defined below) (see Note 6).

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

Note 2 — Revision of Previously Issued Financial Statements

In the Company’s previously issued financial statements, a portion of the Public Shares were classified as permanent equity in order to maintain shareholder’s equity above $5,000,000.  The basis for this permanent equity classification was that the Company would consummate a Business Combination only if the Company has net tangible assets of at least $5,000,001.

In light of recent comment letters issued by the SEC to several special purpose acquisition companies (each, a “SPAC”) in which the SEC raised questions regarding the classification of any portion of a SPAC’s public shares subject to redemption as permanent equity, management re-evaluated the Company’s classification of a portion of the Public Shares as permanent equity under ASC 480-10-S99. ASC 480-10-S99 provides that common stock with redemption provisions not solely within the control of the Company require such common stock to be classified as temporary equity. Upon re-evaluation, management determined that the Public Shares include certain provisions that require classification of the Public Shares as temporary equity, rather than as permanent equity.

In connection with the change in presentation, the Company also revised its earnings per share calculation to allocate net income (loss) evenly to redeemable and nonredeemable common stock. This presentation contemplates a Business Combination as the most likely outcome.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the changes and has determined that the related impacts were not material to any previously presented financial statements. Therefore, the Company, in consultation with its audit committee, concluded that its previously issued financial statements impacted should be revised to report all Public Shares as temporary equity. As such, the Company is revising those periods in this Quarterly Report on Form 10-Q.

There has been no change in the Company’s total assets, liabilities or operating results.

The impact of the revision on the Company’s financial statements is reflected in the following table.

Audited Balance Sheet as of January 14, 2021 as adjusted for Temporary Equity related to Public Shares	As Reported	Adjustment	As Adjusted
Common Stock subject to possible redemption ($)	$262,478,380	$13,521,620	$276,000,000
Common Stock	826	(135)	691
Additional Paid in Capital	4,999,708	(4,999,708)	-
(Accumulated Deficit) Retained Earnings	(526)	(8,521,777)	(8,522,303)
Total Stockholders’ Equity (Deficit)	$5,000,008	$(13,521,620)	$(8,521,612)
Number of shares subject to redemption	26,247,838	1,352,162	27,600,000

Unaudited Balance Sheet as of March 31, 2021 as adjusted for Temporary Equity related to Public Shares	As Reported	Adjustment	As Adjusted
Common Stock subject to possible redemption	$262,428,430	$13,571,570	$276,000,000
Common Stock	826	(136)	690
Additional Paid in Capital	5,049,658	(5,049,658)	-
(Accumulated Deficit) Retained Earnings	(50,480)	(8,521,776)	(8,572,256)
Total Stockholders’ Equity (Deficit)	$5,000,004	$(13,571,570)	$(8,571,566)
Number of shares subject to redemption	26,242,843	1,357,157	27,600,000

Unaudited Statements of Operations For the three months ended March 31 2021 as adjusted for Temporary Equity related to Public Shares	As Reported	Adjustment	As Adjusted

Basic and diluted weighted average shares outstanding, common stock subject to redemption	19,231,241	3,875,426	23,106,667
Basic and diluted weighted average shares outstanding, common stock not subject to redemption	13,815,426	(6,915,426)	6,900,000
EPS - Redeemable Shares	$(0.00)	$(0.00)	$(0.00)
EPS - Non-Redeemable Shares	$(0.00)	$0.00	$(0.00)

Unaudited Balance Sheet as of June 30, 2021 as adjusted for Temporary Equity related to Public Shares	As Reported	Adjustment	As Adjusted
Common Stock subject to possible redemption	$262,308,840	$13,691,160	$276,000,000
Common Stock	827	(137)	690
Additional Paid-in Capital	5,169,247	(5,169,247)	-
Accumulated Deficit	(170,069)	(8,521,776)	(8,691,845)
Total Stockholders’ Equity	$5,000,005	$(13,691,160)	$(8,691,155)
Number of shares subject to redemption	26,230,884	1,369,116	27,600,000

Unaudited Statements of Operations For the three and six months ended June 30, 2021 as adjusted for Temporary Equity related to Public Shares	As Reported	Adjustment	As Adjusted
Three months ended June 30, 2021
Basic and diluted weighted average shares outstanding, common stock subject to redemption	26,242,843	1,357,157	27,600,000
Basic and diluted weighted average shares outstanding, common stock not subject to redemption	8,257,157	(1,357,157)	6,900,000
EPS - Redeemable Shares	$-	$(0.00)	$(0.00)
EPS - Non-Redeemable Shares	$(0.01)	$0.01	$(0.00)

Six months ended June 30, 2021
Basic and diluted weighted average shares outstanding, common stock subject to redemption	22,756,411	2,609,335	25,365,746
Basic and diluted weighted average shares outstanding, common stock not subject to redemption	12,830,882	(5,930,882)	6,900,000
EPS - Redeemable Shares	$-	$(0.01)	$(0.01)
EPS - Non-Redeemable Shares	$(0.01)	$0.00	$(0.01)

Note 3 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair presentation of the balances and results for the periods presented. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021 and December 31, 2020.

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheet. The fair values of cash and cash equivalents, prepaid expenses, accrued offering costs and expenses, due to related party, and promissory note to related party are estimated to approximate the carrying values as of September 30, 2021 due to the short maturities of such instruments.

The following tables present information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2021, and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	September 30,	Quoted Prices In Active Markets	Quoted Prices In Active Markets	Significant Other Unobservable Inputs
	2021	(Level 1)	(Level 1)	(Level 3)
Assets:
U.S. Money Market held in Trust Account	$231	$231	$-	$-
U.S. Treasury Securities	276,083,222	276,083,222	-	-
	$276,083,453	$276,083,453	$-	$-

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At September 30, 2021 and December 31, 2020, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

Net Income (Loss) Per Share of Common Stock

Net income (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for each of the periods. The warrants are exercisable to purchase 21,070,000 shares of common stock in the aggregate. The Company has not considered the effect of the warrants sold in the Initial Public Offering and the private placement to purchase an aggregate of 21,070,000 shares in the calculation of diluted loss per share, since the inclusion of such warrants would be anti-dilutive. Accretion associated with the redeemable shares of common stock is excluded from earnings per share as the redemption value approximates fair value. As a result, diluted income per common stock is the same as basic income per share of common stock.

For the three months ended Sept 30, 2021	Redeemable	Non-Redeemable
Allocation of net loss including shares of common stock subject to possible redemption	$(338,346)	$(84,586)
Weighted Average redeemable common stock outstanding	27,600,000	6,900,000
Basic and Diluted net loss per share of common stock	$(0.01)	$(0.01)

For the nine months ended Sept 30, 2021	Redeemable	Non-Redeemable
Allocation of net loss including shares of common stock subject to possible redemption	$(468,664)	$(123,811)
Weighted Average redeemable common stock outstanding	26,118,681	6,900,000
Basic and Diluted net loss per share of common stock	$(0.02)	$(0.02)

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A— “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO and were charged to stockholders’ equity upon the completion of the IPO. Accordingly, as of September 30, 2021, offering costs in the aggregate of $15,831,036 have been charged to stockholders’ equity (consisting of $5,520,000 of underwriting discount, $9,660,000 of deferred underwriting discount, and $651,036 of other offering costs).

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the unaudited condensed financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statement.

Note 4 — Initial Public Offering

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

All of the 27,600,000 shares of Common Stock sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in accordance with the Company’s certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Given that the Common Stock was issued with other freestanding instruments (i.e., public warrants), the initial carrying value of such shares of Common Stock classified as temporary equity is the allocated proceeds based on the guidance in ASC 470-20.

The common stock sold in the IPO is subject to SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of its Common Stock to equal the redemption value at the end of each reporting period. Immediately upon the closing of the IPO, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of the Common Stock resulted in charges against additional paid-in capital and accumulated deficit.

As of September 30, 2021, the contingently redeemable common stock reflected on the balance sheet are reconciled in the following table:

Gross proceeds from public issuance	$276,000,000
Less:
Proceeds allocated to public warrants	-
Shares of the common stock issuance costs	(15,816,086)
Plus:
Accretion of carrying value to redemption value	15,816,086
Contingently redeemable common stock	$276,000,000

Note 5 — Private Placement

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

Note 6 — Related Party Transactions

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

Due to Related Parties

As of September 30, 2021, one related party paid an aggregate of $18,773 on behalf of the Company to pay for offering and operating costs.

Promissory Note — Related Party

On October 23, 2020, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $150,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) June 30, 2021, (ii) the consummation of the IPO, (iii) the abandonment of the IPO and (iv) an Event of Default (as defined in the Promissory Note). As of December 31, 2020, the Company had borrowed $150,000 under the Promissory Note. On July 28, 2021, the Company repaid $150,000 to the Sponsor under the Promissory Note. There was no outstanding balance under the Promissory Note as of September 30, 2021.

On August 6, 2021, the Company issued a new unsecured promissory note to the Sponsor in connection with a Working Capital Loan (as defined below) made by the Sponsor to the Company pursuant to which the Company may borrow up to $300,000 in the aggregate (the “New Promissory Note”). The note is non-interest bearing and payable on the earlier of (i) January 14, 2023 or (ii) the effective date of a Business Combination. Any amounts outstanding under the note are convertible into warrants, at a price of $1.00 per warrant at the option of the Sponsor, the terms of which shall be identical to the Private Placement Warrants. As of September 30, 2021, the Company borrowed $150,000 under the note.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the initial stockholders, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $2,000,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of September 30, 2021, a Working Capital Loan was outstanding in the amount of $150,000 under the New Promissory Note, as detailed under the heading “Promissory Note – Related Party.”

Administrative Service Fee

The Company entered into an agreement whereby, commencing on January 11, 2021, the Company has agreed to pay the Sponsor or an affiliate of the Sponsor an amount up to a total of $10,000 per month for office space, utilities, secretarial support and administrative services. Under such agreement, the Company paid $90,000 in total for the nine months ended September 30, 2021. Upon completion of the initial Business Combination or liquidation, the Company will cease paying these monthly fees.

Note 7 — Cash and Securities Held in Trust Account

As of September 30, 2021, investment in the Company’s Trust Account consisted of $231 in U.S. Money Market funds and $276,083,222, in U.S. Treasury Securities. The Company classifies its United States Treasury securities as held-to-maturity in accordance with ASC 320 “Investments — Debt and Equity Securities”. Held-to-maturity treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts. The Company considers all investments with original maturities of more than three months but less than one year to be short-term investments. The carrying value approximates the fair value due to its short-term maturity.

The carrying value, excluding gross unrealized holding loss and fair value of held to maturity securities on September 30, 2021 are as follows:

	Carrying Value/Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of September 30, 2021
U.S. Money Market	$231	$-	$-	$231
U.S. Treasury Securities	276,083,222	-	(2,017)	276,085,239
	$276,083,453	$-	$(2,017)	$276,085,470

Note 8 — Commitments and Contingencies

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

Underwriting Agreement

The underwriters had a 45-day option beginning January 14, 2021 to purchase up to an additional 3,600,000 units to cover over-allotments, if any, at the IPO price less the underwriting discounts. On January 19, 2021, the underwriters purchased an additional 3,600,000 units to exercise its over-allotment option in full. The proceeds of $36,000,000 from the over-allotment were deposited in the Trust Account after deducting the underwriting discounts.

The underwriters were paid a cash underwriting discount of 2.0% of the gross proceeds of the IPO, or $5,520,000 in the aggregate. In addition, the underwriters are entitled to a deferred fee of 3.5% of the gross proceeds of the IPO, or $8,400,000 (or up to $9,660,000 if the underwriters’ over-allotment is exercised in full).

Note 9 — Stockholders’ Equity

Preferred Stock— The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Common Stock— The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. As of September 30, 2021 and December 31, 2020, there were 6,900,000 shares of common stock issued and outstanding, excluding 27,600,000 and 0 shares of common stock, respectively, subject to possible redemption.

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

Note 10 — Subsequent Events

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “ADIT EDTECH ACQUISITION CORP.,” “our,” “us” or “we” refer to ADIT EDTECH ACQUISITION CORP. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report on Form 10-Q. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

The issuance of additional shares of our capital stock in a Business Combination:

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

Results of Operations

Our entire activity since inception up to September 30, 2021 relates to our formation, the Initial Public Offering and, since the closing of the Initial Public Offering, a search for a Business Combination candidate. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest.

For the three months ended September 30, 2021, we had net loss of $422,932, which consisted of $450,588 in formation and operating costs, offset by $27,656 in interest earned on marketable securities held in the Trust Account.

For the nine months ended September 30, 2021, we had net loss of $592,475 which consisted of $675,928 in formation and operating costs, offset by $83,453 in interest earned on marketable securities held in the Trust Account.

Liquidity and Capital Resources

As of September 30, 2021, we had approximately $0.5 million in our operating bank account, and working capital of approximately $0.4 million.

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

Off-Balance Sheet Financing Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements. We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any non-financial assets.

Contractual Obligations

At September 30, 2021, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

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

Critical Accounting Policies

Management’s discussion and analysis of our results of operations and liquidity and capital resources are based on our unaudited condensed financial information. We describe our significant accounting policies in Note 3 - Significant Accounting Policies, of the Notes to Financial Statements included in this Quarterly Report on Form 10-Q. Our unaudited condensed financial statements have been prepared in accordance with U.S. GAAP. Certain of our accounting policies require that management apply significant judgments in defining the appropriate assumptions integral to financial estimates. On an ongoing basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with U.S. GAAP. Judgments are based on historical experience, terms of existing contracts, industry trends and information available from outside sources, as appropriate. However, by their nature, judgments are subject to an inherent degree of uncertainty, and, therefore, actual results could differ from our estimates.

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

Net Income (Loss) Per Share of Common Stock

Net income (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of common share outstanding for each of the periods. The warrants are exercisable to purchase 21,070,000 shares of common stock in the aggregate.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

All activity from October 15, 2020 (date of inception) through September 30, 2021 relates to our formation, the preparation for our IPO and the search for targets for our initial Business Combination. We did not have any financial instruments that were exposed to market risks on September 30, 2021.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer have concluded that during the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended of September 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.Legal Proceedings.

From time to time, we are subject to claims in legal proceedings arising in the normal course of our business. We do not believe that we are currently party to any pending legal actions that could reasonably be expected to have a material adverse effect on our business, financial condition, results of operations, or cash flows.

Item 1A.Risk Factors.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

In October 2020, the Sponsor paid $25,000 to cover certain offering costs of the Company in consideration of 5,750,000 Founder Shares. On October 27, 2020, the Sponsor transferred 10,000 Founder Shares to each of the Company’s independent directors and 7,500 Founder Shares to each of the Company’s industry advisors at their original purchase price (the Sponsor, independent directors and industry advisors being defined herein collectively as the “initial stockholders”). On January 11, 2021, the Company effected a stock dividend of 1,150,000 shares with respect to the Common Stock, resulting in the initial stockholders holding an aggregate of 6,900,000 Founder Shares (up to 900,000 of which are subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option is exercised). On January 19, 2021, the underwriter exercised its over-allotment option in full, hence, the 900,000 Founder Shares are no longer subject to forfeiture since then. Such securities were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. Each of our initial shareholders is an accredited investor for purposes of Rule 501 of Regulation D. No underwriting discounts or commissions were paid with respect to such sales.

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

For a description of the use of the proceeds generated in our initial public offering, see Part I, Item 2 of this Quarterly Report on Form 10-Q.

Item 3.Defaults Upon Senior Securities.

None.

Item 4.Mine Safety Disclosures.

Not Applicable.

Item 5.Other Information.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Adit EdTech Acquisition Corp.
Dated: November 10, 2021	/s/ David L. Shrier
David L. Shrier Chief Executive Officer and Chairman (Principal Executive Officer)

Dated: November 10, 2021	/s/ John J. D’Agostino
John J. D’Agostino Chief Financial Officer (Principal Financial Officer and Accounting Officer)