Form 10-Q/A
period 2021-09-30
Adit EdTech Acquisition Corp.
filed 2021-12-23
CIK 1830029

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒ Yes  ☐  No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒ Yes   ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
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
of the Exchange Act).    ☒  Yes    ☐  No
As of December 22, 2021, there were 34,500,000 outstanding shares of the registrant’s common stock, $0.0001 par value per share.

EXPLANATORY NOTE
This Amendment No. 1 to the Quarterly Report on Form
10-Q
(“First Amended Filing”) amends the Quarterly Report on Form
10-Q
of Adit EdTech Acquisition Corp. as of and for the period ended September 30, 2021, as filed with the Securities and Exchange Commission (“SEC”) on November 10, 2021 (the “Original Filing”).
The First Amended Filing includes a Note 2, Restatement of Previously Reported Financial Statements, (“Note 2”) that describes a restatement to the Company’s classification of its common stock subject to redemption issued as part of the units sold in the Company’s initial public offering (“IPO”) on January 14, 2021. As described in Note 2, upon its IPO, the Company classified a portion of the common stock as permanent equity to maintain net tangible assets greater than $5,000,000 on the basis that the Company would consummate its initial business combination only if the Company has net tangible assets of at least $5,000,001. The Company’s management re-evaluated
the conclusion and determined that the common stock subject to redemption include certain provisions that require classification of the common stock as temporary equity regardless of the minimum net tangible assets required to complete the Company’s initial business combination. As a result, management corrected the error by restating all common stock subject to redemption as temporary equity.
In connection with the change in presentation for the common stock subject to possible redemption, the Company restated its earnings per share calculation to allocate net income (loss) evenly to redeemable and nonredeemable stock.
The Company restated its previously filed financial statements in Note 2 to the First Amended Filing. Although the qualitative factors that management assessed tended to support a conclusion that the misstatements were not material, these factors were not strong enough to overcome the significant quantitative errors in the financial statements. The qualitative and quantitative factors support a conclusion that the misstatements are material on a quantitative basis. Management concluded that the misstatements were such of magnitude that it is probable that the judgment of a reasonable person relying upon the financial statements would have been influenced by the inclusion or correction of the foregoing items. As such, upon further consideration of the change, the Company determined the change in classification of the common stock and change to its presentation of earnings per share is material quantitatively, and, as a result, it should restate its previously issued financial statements.
Therefore, on December 23, 2021, the Company’s management and the audit committee of the Company’s board of directors concluded that the Company’s previously issued (i) unaudited interim financial statements included in the Company’s Quarterly Report on Form
10-Q
for the quarterly period ended March 31, 2021, filed with the SEC on July 2, 2021; (ii) unaudited interim financial statements included in the Company’s Quarterly Report on Form
10-Q
for the quarterly period ended June 30, 2021, filed with the SEC on August 10, 2021 and (iii) footnote 2 to the unaudited interim financial statements and Item 4 of Part I included in the Company’s Quarterly Report on Form
10-Q
for the quarterly period ended September 30, 2021, filed with the SEC on November 10, 2021 (collectively, the “Affected Periods”), should be restated to report all Public Shares (as defined below) as temporary equity and should no longer be relied upon.
As such, the Company has restated the unaudited condensed financial statements for the periods ended March 31, 2021, June 30, 2021 and September 30, 2021 in Note 2 to this Quarterly Report on Form
10-Q.
The Company determined that none of the above changes had any impact on its previously reported total assets, results of operations or cash flows or on its cash position and cash held in the trust account established in connection with the IPO.
After
re-evaluation,
the Company’s management has concluded that in light of the errors described above, a material weakness existed in the Company’s internal control over financial reporting during the Affected Periods and that the Company’s disclosure controls and procedures were not effective. The Company’s remediation plan with respect to such material weakness is described in more detail in Item 4 of Part I to in this Quarterly Report on Form
10-Q.
References throughout this Amendment No. 1 to the Quarterly Report on Form
10-Q
to “we,” “us,” the “Company” or “our company” are to Adit EdTech Acquisition Corp., unless the context otherwise indicates.

ADIT EDTECH ACQUISITION CORP.
Quarterly Report on Form
10-Q/A

PART I—FINANCIAL INFORMATION
Item 1. Condensed Financial Statements.
ADIT EDTECH ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(unaudited)
Assets
Current asset – cash	$535,832	$35,614
Prepaid expenses	273,538	—
Deferred offering costs	—	469,160

Total current assets	809,370	504,774
Prepaid expenses, non-current	80,548	—
Cash and securities held in Trust Account	276,083,453	—

Total Assets	$276,973,371	$504,774

Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Equity (Deficit)
Current Liabilities:
Accrued offering costs and expenses	$243,422	$330,300
Due to related party	48,986	—
Promissory note - related party	150,000	150,000

Total current liabilities	442,408	480,300

Deferred underwriting discount	9,660,000	—

Total liabilities	10,102,408	480,300

Commitments
Common Stock subject to possible redemption, 27,600,000 and zero shares at redemption value, respectively	276,000,000	—
Stockholders’ Equity (Deficit):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 6,900,000 shares issued and outstanding	690	690
Additional paid-in capital	—	24,310
Accumulated deficit	(9,129,727)	(526)

Total Stockholders’ Equity (Deficit)	(9,129,037)	24,474

Total Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Equity (Deficit)	$276,973,371	$504,774

The accompanying notes are an integral part of these unaudited condensed financial statements.

ADIT EDTECH ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30, 2021	For the Nine Months Ended September 30, 2021
Formation and operating costs	$450,588	$675,928

Loss from operations	(450,588)	(675,928)

Other income:
Trust interest income	27,656	83,453

Total other income	27,656	83,453

Net loss	$(422,932)	$(592,475)

Basic and diluted weighted average shares outstanding, common stock	27,600,000	6,900,000

Basic and diluted net loss per share	$(0.01)	$(0.02)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ADIT EDTECH ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholder’s Equity (Deficit)
	Shares	Amount
Balance as of December 31, 2020	6,900,000	$690	$24,310	$(526)	$24,474

Sale of 27,600,000 Units, net of underwriting discount and offering expenses	27,600,000	2,760	—	—	2,760
Common stock subject to possible redemption	(27,600,000)	(2,760)	—	—	(2,760)
Sale of 7,270,000 Private Placement Warrants through over-allotment	—	—	7,270,000	—	7,270,000
Subsequent remeasurement under ASC 480-10-S99	—	—	(7,294,310)	(8,521,776)	(15,816,086)
Net loss	—	—	—	(49,954)	(49,954)

Balance as of March 31, 2021, as restated	6,900,000	$690	$—	$(8,572,256)	$(8,571,566)

Net loss	—	—	—	(119,589)	(119,589)

Balance as of June 30, 2021, as restated	6,900,000	$690	$—	$(8,691,845)	$(8,691,155)

Offering costs charged to additional paid-in capital	—	—	(14,950)	—	(14,950)
Reduce negative additional paid-in capital to zero	—	—	14,950	(14,950)	—
Net loss	—	—	—	(422,932)	(422,932)

Balance as of September 30, 2021	6,900,000	$690	$—	$(9,129,727)	$(9,129,037)

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

Initial Business Combination
The Company will provide its holders of the outstanding Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Public Shares subject to redemption will be recorded at redemption value and classified as temporary equity upon the completion of the IPO in accordance with the FASB Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”
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

Note 2 — Restatement of Previously Issued Financial Statements
In the Company’s previously issued financial statements, a portion of the Public Shares were classified as permanent equity in order to maintain stockholder’s equity above $5,000,000. The basis for this permanent equity classification was that the Company would consummate a Business Combination only if the Company has net tangible assets of at least $5,000,001.
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
In connection with the change in presentation, the Company also restated its earnings per share calculation to allocate net income (loss) evenly to redeemable and nonredeemable common stock. This presentation contemplates a Business Combination as the most likely outcome.
In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the changes and has determined that the related impacts were quantitatively material to previously presented financial statements that contained the error, reported in each of the Company’s Forms
10-Q
for the quarterly periods ended March 31, 2021, June 30, 2021, and September 30, 2021 (the “Affected Periods”). Therefore, the Company, in consultation with its audit committee, concluded that its previously issued financial statements impacted should be restated to report all Public Shares as temporary equity. As such, the Company is restating those periods in this Quarterly Report on Form
10-Q.
There has been no change in the Company’s total assets, liabilities or operating results.
The impact of the restatement on the Company’s financial statements is reflected in the following table.

Unaudited Balance Sheet as of March 31, 2021	As Previously Reported	Adjustment	As Restated
Common stock subject to possible redemption	$262,428,430	$13,571,570	$276,000,000
Common stock	826	(136)	690
Additional paid-in capital	5,049,658	(5,049,658)	—
Accumulated deficit	(50,480)	(8,521,776)	(8,572,256)
Total stockholders’ equity (deficit)	$5,000,004	$(13,571,570)	$(8,571,566)
Number of shares subject to redemption	26,242,843	1,357,157	27,600,000

Unaudited Statement of Operations for the three months ended March 31, 2021	As Previously Reported	Adjustment	As Restated
Basic and diluted weighted average shares outstanding, common stock subject to redemption	19,231,241	3,875,426	23,106,667
Basic and diluted net loss per share	$—	$(0.00)	$(0.00)
Basic and diluted weighted average shares outstanding, common stock	13,815,426	(6,915,426)	6,900,000
Basic and diluted net loss per share	$(0.00)	$—	$(0.00)

Unaudited Statement of Changes in Stockholders’ Equity (Deficit) for the three months ended March 31, 2021	As Previously Reported	Adjustment	As Restated
Sale of 27,600,000 Units, net of underwriting discount and offering expenses	$267,453,914	$(267,451,154)	$2,760
Change in common stock subject to possible redemption	(262,428,430)	262,428,430	—
Common stock subject to possible redemption	—	(2,760)	(2,760)
Sale of 7,270,000 Private Placement Warrants through over-allotment	—	7,270,000	7,270,000
Subsequent remeasurement under ASC 480-10-S99	$—	$(15,816,086)	$(15,816,086)

Unaudited Statement of Cash Flows for the three months ended March 31, 2021	As Previously Reported	Adjustment	As Restated
Initial value of common stock subject to possible redemption	$227,738,380	$48,261,620	$276,000,000
Change in value of common stock subject to possible redemption	$34,690,050	$(34,690,050)	$—

Unaudited Balance Sheet as of June 30, 2021	As Previously Reported	Adjustment	As Restated
Common stock subject to possible redemption	$262,308,840	$13,691,160	$276,000,000
Common stock	827	(137)	690
Additional paid-in capital	5,169,247	(5,169,247)	—
Accumulated deficit	(170,069)	(8,521,776)	(8,691,845)
Total stockholders’ equity (deficit)	$5,000,005	$(13,691,160)	$(8,691,155)
Number of shares subject to redemption	26,230,884	1,369,116	27,600,000

Unaudited Statement of Operations for the three months ended June 30, 2021	As Previously Reported	Adjustment	As Restated
Basic and diluted weighted average shares outstanding, common stock subject to redemption	26,242,843	1,357,157	27,600,000
Basic and diluted net loss per share	$—	$(0.00)	$(0.00)
Basic and diluted weighted average shares outstanding, common stock	8,257,157	(1,357,157)	6,900,000
Basic and diluted net loss per share	$(0.01)	$0.01	$(0.00)

Unaudited Statement of Operations for the six months ended June 30, 2021	As Previously Reported	Adjustment	As Restated
Basic and diluted weighted average shares outstanding, common stock subject to redemption	22,756,411	2,609,335	25,365,746
Basic and diluted net loss per share	$—	$(0.01)	$(0.01)
Basic and diluted weighted average shares outstanding, common stock	12,830,882	(5,930,882)	6,900,000
Basic and diluted net loss per share	$(0.01)	$—	$(0.01)

Unaudited Statement of Changes in Stockholders’ Equity (Deficit) for the three months ended June 30, 2021	As Previously Reported	Adjustment	As Restated
Change in common stock subject to possible redemption	119,590	(119,590)	—

Unaudited Statement of Changes in Stockholders’ Equity (Deficit) for the six months ended June 30, 2021	As Previously Reported	Adjustment	As Restated
Sale of 27,600,000 Units, net of underwriting discount and offering expenses	$267,453,914	$(267,451,154)	$2,760
Change in common stock subject to possible redemption	(262,308,840)	262,308,840	—
Common stock subject to possible redemption	—	(2,760)	(2,760)
Sale of 7,270,000 Private Placement Warrants through over-allotment	—	7,270,000	7,270,000
Subsequent remeasurement under ASC 480-10-S99	$—	$(15,816,086)	$(15,816,086)

Unaudited Statement of Cash Flows for the six months ended June 30, 2021	As Previously Reported	Adjustment	As Restated
Initial value of common stock subject to possible redemption	$227,738,380	$48,261,620	$276,000,000
Change in value of common stock subject to possible redemption	$34,570,460	$(34,570,460)	$—
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
Investment Held in Trust Account
Investment held in Trust Account consist of United States Treasury securities. The Company classifies its United States Treasury securities as held-to-maturity
in accordance with ASC Topic 320 “Investments—Debt and Equity Securities.”
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

	September 30, 2021	Quoted Prices In Active Markets (Level 1)	Quoted Prices In Active Markets (Level 1)	Significant Other Unobservable Inputs (Level 3)
Assets:
U.S. Money Market held in Trust Account	$231	$231	$—	$—
U.S. Treasury Securities	276,083,222	276,083,222	—	—

	$276,083,453	$276,083,453	$—	$—

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

For the three months ended September 30, 2021	Redeemable	Non-Redeemable
Allocation of net loss including shares of common stock subject to possible redemption	$(338,346)	$(84,586)
Weighted Average redeemable common stock outstanding	27,600,000	6,900,000
Basic and Diluted net loss per share of common stock	$(0.01)	$(0.01)

For the nine months ended September 30, 2021	Redeemable	Non-Redeemable
Allocation of net loss including shares of common stock subject to possible redemption	$(468,664)	$(123,811)
Weighted Average redeemable common stock outstanding	26,118,681	6,900,000
Basic and Diluted net loss per share of common stock	$(0.02)	$(0.02)
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
capital and accumulated deficit.
As of September 30, 2021, the contingently redeemable common stock reflected on the balance sheet are reconciled in the following table:

Gross proceeds from public issuance	$276,000,000
Less:
Proceeds allocated to public warrants	—
Shares of the common stock issuance costs	(15,816,086)
Plus:
Accretion of carrying value to redemption value	15,816,086

Contingently redeemable common stock	$276,000,000

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
The carrying value, excluding gross unrealized holding loss and fair value of held to maturity securities on September 30, 2021 are as follows:

	Carrying Value/Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of September 30, 2021
U.S. Money Market	$231	$—	$—	$231
U.S. Treasury Securities	276,083,222	—	(2,017)	276,085,239

	$276,083,453	$—	$(2,017)	$276,085,470

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

Note 9 — Stockholders’ Equity (Deficit)
Preferred Stock
— The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.
Common Stock
— The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. As of September 30, 2021 and December 31, 2020, there were 6,900,000 shares of common stock issued and outstanding, excluding 27,600,000 and 0 shares of common stock, respectively, subject to possible redemption.
Public Warrants
— Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable 30 days after the completion of a Business Combination. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.
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
On November 29, 2021, Adit EdTech Acquisition Corp., a Delaware corporation (“ADEX”), entered into an agreement and plan of merger (the “Merger Agreement”) by and among ADEX, ADEX Merger Sub, LLC, a Delaware limited liability company and a wholly owned direct subsidiary of ADEX (“Merger Sub”), and Griid Holdco LLC, a Delaware limited liability company (“Griid”). The Merger Agreement provides, among other things, that on the terms and subject to the conditions set forth therein, Merger Sub will merge with and into Griid (the “Merger”), the separate limited liability company existence of Merger Sub will cease and Griid, as the surviving company of the merger, will continue its existence under the Limited Liability Company Act of the State of Delaware as a wholly owned subsidiary of ADEX.

The Merger Agreement and the transactions contemplated thereby were unanimously approved by the board of directors of ADEX and the board of managers of Griid.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
References to the “Company,” “ADIT EDTECH ACQUISITION CORP.,” “our,” “us” or “we” refer to ADIT EDTECH ACQUISITION CORP. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report on Form
10-Q/A.
Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on
Form 10-Q/A includes
forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described herein and in our other SEC filings.
Overview
We are a blank check company incorporated in Delaware and formed for the purpose of effecting an initial
 B
usiness Combination with one or more target businesses. We have not identified any specific target business and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any target business regarding an initial Business Combination with our company. We intend to effectuate our initial Business Combination using cash from the proceeds of the IPO and the private placement of the Private Placement Warrants, our capital stock, debt or a combination of cash, stock and debt.
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
assets.
On November 29, 2021, Adit EdTech Acquisition Corp., a Delaware corporation (“ADEX”), entered into an agreement and plan of merger (the “Merger Agreement”) by and among ADEX, ADEX Merger Sub, LLC, a Delaware limited liability company and a wholly owned direct subsidiary of ADEX (“Merger Sub”), and Griid Holdco LLC, a Delaware limited liability company (“Griid”). The Merger Agreement provides, among other things, that on the terms and subject to the conditions set forth therein, Merger Sub will merge with and into Griid (the “Merger”), the separate limited liability company existence of Merger Sub will cease and Griid, as the surviving company of the merger, will continue its existence under the Limited Liability Company Act of the State of Delaware as a wholly owned subsidiary of ADEX.
The Merger Agreement and the transactions contemplated thereby were unanimously approved by the board of directors of ADEX and the board of managers of Griid.

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
Critical Accounting Policies
Management’s discussion and analysis of our results of operations and liquidity and capital resources are based on our unaudited condensed financial information. We describe our significant accounting policies in Note 3—Significant Accounting Policies, of the Notes to Financial Statements included in this Quarterly Report on Form
10-Q.
Our unaudited condensed financial statements have been prepared in accordance with U.S. GAAP. Certain of our accounting policies require that management apply significant judgments in defining the appropriate assumptions integral to financial estimates. On an ongoing basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with U.S. GAAP. Judgments are based on historical experience, terms of existing contracts, industry trends and information available from outside sources, as appropriate. However, by their nature, judgments are subject to an inherent degree of uncertainty, and, therefore, actual results could differ from our estimates.
We have identified the following as our critical accounting policies:
Common Stock Subject to Possible Redemption
The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock feature certain redemption rights that is considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

Net Income (Loss) Per Share of Common Stock
Net income (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of common share outstanding for each of the periods. The warrants are exercisable to purchase 21,070,000 shares of common stock in the aggregate.
Item
 3. Quantitative and Qualitative Disclosures about Market Risk
.
All activity from October 15, 2020 (date of inception) through September 30, 2021 relates to our formation, the preparation for our IPO and the search for targets for our initial Business Combination. We did not have any financial instruments that were exposed to market risks on September 30, 2021.
Item 4. Controls and Procedures.
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Evaluation of Disclosure Controls and Procedures
As required by Rules
13a-15
and
15d-15
under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2021, June 30, 2021 or September 30, 2021 (the “Affected Periods”), due to the material weakness in accounting for complex financial instruments. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles.
It is noted that the
non-cash
adjustments to the financial statements do not impact the amounts previously reported for our cash and cash equivalents or total assets. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles.
Changes in Internal Control over Financial Reporting
In light of the material weakness described above, we have enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. Except as set forth above, there was no change in our internal control over financial reporting that occurred during the Affected Periods that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
for the year ended December 31, 2020, except as follows:
We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
As described elsewhere in this Quarterly Report on Form
10-Q,
we have identified a material weakness in our internal control over financial reporting related to the Company’s application of ASC
480-10-S99
to its accounting of complex financial instruments. As a result of this material weakness, our management has concluded that our internal control over financial reporting was not effective as of the Affected Periods.
In light of the material weakness, we have enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.
Any failure to maintain such internal control could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC or other regulatory authorities. In either case, there could result a material adverse effect on our business. Failure to timely file will cause us to be ineligible to utilize short form registration statements on
Form S-3,
which may impair our ability to obtain capital in a timely fashion to execute our business strategies or issue shares to effect an acquisition. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.
The restatement of our financial statements in this Quarterly Report on Form
10-Q
has subjected us to additional risks and uncertainties, including increased professional costs and the increased possibility of legal proceedings.
As a result of the restatement of our financial statements, we have become subject to additional risks and uncertainties, including, among others, increased professional fees and expenses and time commitment that may be required to address matters related to the restatements, and scrutiny of the SEC and other regulatory bodies which could cause investors to lose confidence in the Company’s reported financial information and could subject the Company to civil or criminal penalties or shareholder litigation. The Company could face monetary judgments, penalties or other sanctions that could have a material adverse effect on the Company’s business, financial condition and results of operations and could cause its stock price to decline.
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Quarterly Report on Form
10-Q to
be signed on its behalf by the undersigned thereunto duly authorized.

Adit EdTech Acquisition Corp.

Dated: December 23, 2021	/s/ David L. Shrier
David L. Shrier Chief Executive Officer and Chairman (Principal Executive Officer)

Dated: December 23, 2021	/s/ John J. D’Agostino
John J. D’Agostino Chief Financial Officer (Principal Financial Officer and Accounting Officer)