Form 10-K
period 2021-12-31
Adit EdTech Acquisition Corp.
filed 2022-03-21
CIK 1830029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

As of June 30, 2021 (the last business day of the Registrant’s second fiscal quarter), the aggregate market value of the Registrant’s voting and non-voting common equity held by non-affiliates was $267.8 million.

The number of shares of Registrant’s common stock, par value $0.0001 per share, outstanding as of March 18, 2022 was 34,500,000.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ADIT EDTECH ACQUISITION CORP.

FORM 10-K

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report on Form 10-K may include, for example, statements about:

•	our ability to complete our previously announced merger (the “Merger”) with Griid Holdco LLC (“GRIID”), or, if we do not consummate the Merger, any other business combination;
•	the benefits of the Merger;
•	the future financial performance of the combined company;
•	our ability to select an appropriate target business or businesses;
•	our success in retaining or recruiting, or changes required in, our officers, key employees, directors or industry advisors following the Merger;
•	our public securities’ potential liquidity and trading;
•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or
•	our financial performance following the Merger.

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

Summary of Risk Factors

Our business is subject to numerous risks and uncertainties, including those highlighted in the section in this prospectus entitled “Risk Factors,” that represent challenges that we face in connection with the successful implementation of our strategy. The occurrence of one or more of the events or circumstances described in the section titled “Risk Factors,” alone or in combination with other events or circumstances, may adversely affect our ability to effect a business combination, and may have an adverse effect on our business, cash flows, financial condition and results of operations. Such risks include, but are not limited to:

•

Our sponsor, Adit EdTech Sponsor, LLC (our “Sponsor”), certain members of our board of directors and our officers have interests in the Merger that are different from or are in addition to other stockholders.

•	After completion of the Merger, we will be controlled by GRIID, whose interests may conflict with our interests and the interests of other stockholders.
•	There can be no assurance that we will be able to comply with the continued listing standards of the New York Stock Exchange (“NYSE”).
•

We have no operating history and are subject to a mandatory liquidation and subsequent dissolution requirement. As such, there is a risk that we will be unable to continue as a going concern if we do not consummate an initial business combination by January 14, 2023. If we are unable to effect an initial business combination by January 14, 2023, we will be forced to liquidate and our warrants will expire worthless.

•

The exercise of discretion by our directors and officers in agreeing to changes to the terms of or waivers of closing conditions in the Merger Agreement (as defined below) may result in a conflict of interest when determining whether such changes to the terms of the Merger Agreement or waivers of conditions are appropriate and in the best interests of our stockholders.

•

Subsequent to our completion of the Merger, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment.

•

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete a business combination even though a substantial majority of our stockholders elect to have their shares redeemed.

•	If a “group” of stockholders is deemed to hold in excess of 15% of our common stock, such group will lose the ability to redeem all such shares in excess of 15% of our common stock.
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

•

Our initial stockholders, directors, officers, advisors and their affiliates may elect to purchase shares from public stockholders, which may influence the vote on the Merger and reduce the public “float” of our common stock.

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

•

If the funds not being held in trust are insufficient to allow us to operate for at least 24 months from the closing of our initial public offering, we may be unable to complete a business combination, in which case our public stockholders may only receive approximately $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

•	If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share.
•	We may not hold an annual meeting of stockholders until after the consummation of our initial business combination, which could delay the opportunity for our stockholders to elect directors.
•	Our ability to complete the Merger may be materially adversely affected by the COVID-19 pandemic.
•	The restatement of our financial statements has subjected us to additional risks and uncertainties, including increased professional costs and the increased possibility of legal proceedings.
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

PART I

Item 1. Business.

Business Overview

Adit EdTech Acquisition Corp. (“we”, “us”, “our” or the “Company”) is a blank check company incorporated in Delaware for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Annual Report on Form 10-K as our initial business combination. Our Sponsor is an affiliate of Adit Ventures, LLC, a Delaware limited liability company (“Adit”), an investment adviser whose principals have combined investment experience of over 150 years and a track record of value creation in portfolio companies operating in the public markets.

On January 14, 2021, we completed our initial public offering (“IPO”) of 24,000,000 units. Each unit consists of one share of common stock, par value $0.0001 per share (our “common stock”), and one-half of one redeemable warrant (such warrants, the “IPO warrants”), each whole warrant entitling the holder thereof to purchase one share of common stock at an exercise price of $11.50 per share, subject to adjustment, pursuant to our registration statements on Form S-1 (File Nos. 333-251641 and 333-252021). The units were sold at an offering price of $10.00 per unit, generating gross proceeds of $240,000,000.

On January 14, 2021, simultaneously with the consummation of the IPO, we completed a private placement of an aggregate of 6,550,000 warrants (such warrants, the “private placement warrants”) at a price of $1.00 per private placement warrant, generating gross proceeds of $6,550,000 (the “private placement”).

A total of $240,000,000 of the net proceeds from the IPO and the private placement was deposited in a trust account established for the benefit of our public stockholders.

On January 19, 2021, pursuant to an exercise in full of the underwriters’ over-allotment option, the underwriters purchased an additional 3,600,000 units at an offering price of $10.00 per unit, generating gross proceeds of $36,000,000. Simultaneously with the closing of the sale of additional units, we sold an additional 720,000 private placement warrants at a price of $1.00 per private placement warrant, generating gross proceeds of $720,000. As of January 19, 2021, an aggregate amount of $276,000,000 of the net proceeds from the IPO (including the additional 3,600,000 units and additional 720,000 private placement warrants) were deposited in our trust account established in connection with the IPO.

Proposed Merger with GRIID

On November 29, 2021, we entered into an agreement and plan of merger (the “Merger Agreement”) with ADEX Merger Sub, LLC, a Delaware limited liability company and our wholly owned direct subsidiary (“Merger Sub”), and GRIID. The Merger Agreement provides, among other things, that on the terms and subject to the conditions set forth therein, Merger Sub will merge with and into GRIID (the “Merger”), the separate limited liability company existence of Merger Sub will cease and GRIID, as the surviving company of the Merger, will continue its existence under the Limited Liability Company Act of the State of Delaware as a wholly owned subsidiary of ADEX. On December 23, 2021, we, GRIID and Merger Sub entered into an amendment to the Merger Agreement.

The Merger Agreement and the transactions contemplated thereby were unanimously approved by the board of directors of ADEX and the board of managers of GRIID.

Consideration and Structure

At the closing of the Merger (the “Closing”), the limited liability company membership interests of Merger Sub will be converted into an equivalent limited liability company membership interest in GRIID and each limited liability company membership unit of GRIID that is issued and outstanding immediately prior to the effective time of the merger will automatically be converted into and become the right to receive such unit’s proportionate share, as determined in accordance with the Merger Agreement, of 308,100,000 shares of our common stock.

Representations, Warranties and Covenants

The parties to the Merger Agreement have agreed to customary representations and warranties for transactions of this type. In addition, the parties to the Merger Agreement agreed to be bound by certain customary covenants for transactions of this type, including, among others, covenants with respect to our conduct and the conduct of GRIID and each of our respective subsidiaries during the period between execution of the Merger Agreement and Closing, and restrictions on GRIID’s and our ability to solicit or enter into agreements with respect to any alternative transactions to the Merger. The representations, warranties, agreements and covenants of the parties set forth in the Merger Agreement will terminate at Closing, except for those covenants and agreements that, by their terms, contemplate performance after Closing. Each of the parties to the Merger Agreement has agreed to use its commercially reasonable efforts to take or cause to be taken all actions and things reasonably necessary or advisable to consummate and make effective, as promptly as reasonably practicable, the transactions contemplated by the Merger Agreement.

Conditions to Closing

Under the Merger Agreement, the obligations of the parties to consummate the Merger are subject to the satisfaction or waiver of certain customary closing conditions, including, without limitation: (i) the approval and adoption of the Merger Agreement and transactions contemplated thereby by requisite vote of our stockholders (the “ADEX Stockholder Approval”); (ii) the approval of the Merger Agreement and transactions contemplated thereby by the written consent of GRIID members that hold at least the requisite number of issued and outstanding units of GRIID (the “GRIID Written Consent”); (iii) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; (iv) the absence of any law or order prohibiting the transactions contemplated by the Merger Agreement; (v) in the case of GRIID, the absence of an Acquiror Material Adverse Effect or Acquiror Impairment Effect (each, as defined in the Merger Agreement), and in our case, the absence of a Company Material Adverse Effect or Company Impairment Effect (each, as defined in the Merger Agreement) since the date of the Merger Agreement that, in the case of an Acquiror Impairment Effect or Company Impairment Effect, is continuing; (vi) after giving effect to the transactions contemplated by the Merger Agreement, we have net tangible assets of at least $5,000,001 upon consummation of the Merger; (vii) our listing application with the NYSE in connection with the Merger has been approved and, immediately following the effective time of the Merger, we will satisfy any applicable initial and continuing listing requirements of NYSE, and we have not received any notice of non-compliance therewith that has not been cured or would not be cured at or immediately following the effective time, and the shares of common stock have been approved for listing on NYSE; (viii) the accuracy of the other party’s representations and warranties in the Merger Agreement, subject to customary materiality and material adverse effect standards; (ix) the other party’s compliance in all material respects with its covenants set forth in the Merger Agreement; and (x) the Registration Statement on Form S-4 related to the shares of our common stock to be issued in connection with the Merger (the “S-4 Registration Statement”) has become effective, no stop order has been issued by the SEC and remains in effect with respect to the S-4 Registration Statement, and no proceeding seeking such a stop order has been threatened or initiated by the SEC and remains pending.

Termination

The Merger Agreement includes a remedy of specific performance for the parties. The Merger Agreement may be terminated under certain customary circumstances at any time prior to the Closing, including, (i) by mutual written consent of GRIID and us, or (ii) by us or GRIID, if (a) the Closing has not occurred by May 29, 2022 (subject to extension for 60 days or 90 days in certain circumstances), (b) the other party has breached any of its representations, warranties, covenants or agreements in the Merger Agreement and such breach has caused the failure of the closing condition related to the accuracy of such other party’s representations and warranties or such other party’s compliance with its covenants (subject to a cure period), (c) any governmental entity has issued a final, non-appealable order or taken any other action permanently enjoining, restraining or otherwise prohibiting the transactions contemplated by the Merger Agreement, (d) our stockholder meeting to vote on the Merger has been held and the ADEX Stockholder Approval has not been obtained or (e) the GRIID Written Consent has not been obtained in the time period set forth in the Merger Agreement.

If the Merger Agreement is validly terminated, none of the parties to the Merger Agreement will have any liability or any further obligation under the Merger Agreement other than customary confidentiality obligations, except in the case of Willful Breach or Fraud (each, as defined in the Merger Agreement).

Other Agreements

The Merger Agreement contemplates the execution of various additional agreements and instruments, on or before the Closing, including, among others, the following:

Voting Agreement

In connection with the execution of the Merger Agreement, we entered into a Voting Agreement with a GRIID member (the “Voting Agreement”) covering approximately 64.0% of GRIID’s membership units. The Voting Agreement requires, among other things, that the member party thereto vote all of its membership units of GRIID in favor of, or execute written consents to approve, upon effectiveness of the S-4 Registration Statement, the Merger and the other transactions contemplated by the Merger Agreement and against alternative transactions.

Investor Rights Agreement

In connection with the Closing, we, our initial stockholders and certain GRIID members will enter into an investor rights agreement (the “Investor Rights Agreement”) to provide for certain registration rights related to shares of our common stock and private placement warrants held by such parties. We have agreed to, among other things, file within 30 days of Closing a resale shelf registration statement covering the resale of all securities registrable under the Investor Rights Agreement.

Copies of the Merger Agreement, the First Amendment to the Merger Agreement, the Voting Agreement and the form of Investor Rights Agreement are filed with this Annual Report on Form 10-K as Exhibits 2.1, 2.2, 10.1 and 10.2, respectively, and are incorporated herein by reference, and the foregoing descriptions of such agreements and the Merger do not purport to be complete and are qualified in their entirety by reference thereto.

The Merger Agreement contains representations, warranties and covenants that the parties made to each other as of the date of the Merger Agreement or other specific dates. The assertions embodied in those representations, warranties and covenants were made for purposes of the contract among the parties and are subject to important qualifications and limitations agreed to by the parties in connection with negotiating the Merger Agreement. The Merger Agreement is being filed to provide investors with information regarding its terms. It is not intended to provide any other factual information about the parties to the Merger Agreement and neither the copy of the Merger Agreement filed as an exhibit to this Annual Report nor the description of the Merger Agreement above is intended to modify or supplement any factual disclosures about us contained in our other public reports filed with the SEC. In particular, the representations, warranties, covenants and agreements contained in the Merger Agreement, which were made only for purposes of the Merger Agreement and as of specific dates, were solely for the benefit of the parties to the Merger Agreement, may be subject to limitations agreed upon by the parties (including being qualified by confidential disclosures made for the purposes of allocating contractual risk between the parties to the Merger Agreement instead of establishing these matters as facts) and may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors, security holders and reports and documents filed with the SEC. Investors and security holders are not third-party beneficiaries under the Merger Agreement and should not rely on the representations, warranties, covenants and agreements, or any descriptions thereof, as characterizations of the actual state of facts or condition of any party to the Merger Agreement. In addition, the representations, warranties, covenants and agreements and other terms of the Merger Agreement may be subject to subsequent waiver or modification.

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

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our stockholder communications related to our initial business combination, which, as discussed in this annual report on Form 10-K, would be in the form of tender offer documents or proxy solicitation materials that we would file with the SEC.

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

Our Sponsor

Our Sponsor is a special purpose vehicle affiliated with Adit. Our Sponsor is majority-owned by an affiliate of Adit and our management team. Adit, which was founded in 2014, is a New York-based investment adviser with a fundamental approach to investing primarily in late-stage growth capital investments in top performing pre-IPO companies. Adit seeks to produce superior risk-adjusted returns by employing a disciplined, fundamentally based, value-driven, thematic portfolio construction. Adit’s management team invests in every deal on the same terms as its investors.

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

Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of common stock upon the completion of our initial business combination at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination, including interest (which interest will be net of taxes payable), divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account is initially anticipated to be $10.00 per public share. The per share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the representative of the underwriters. Our Sponsor, initial stockholders and management team have entered into letter agreements with us, pursuant to which they have agreed to waive their redemption rights with respect to the founder shares and any public shares they may acquire after the IPO in connection with the completion of our initial business combination.

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

Limitation on Redemption upon Completion of our Initial Business Combination if we Seek Stockholder Approval

Notwithstanding the foregoing, if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to any excess shares (such shares, “Excess Shares”). We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our Sponsor or its affiliates to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 15% of the shares issued in the IPO, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

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

The initial stockholders have entered into letter agreements with us pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares held by them if we fail to complete our initial business combination by January 14, 2023. However, if they acquire public shares after the IPO, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination by January 14, 2023 within the allotted 24-month time period.

The initial stockholders have agreed, pursuant to written agreements with us, that they will not propose any amendment to our amended and restated certificate of incorporation (a) that would modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or certain amendments to our certificate of incorporation or to redeem 100% of our public shares if we do not complete our initial business combination by January 14, 2023 or (b) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our tax obligations divided by the number of then outstanding public shares. However, we may not redeem our public shares unless our net tangible assets are at least $5,000,001 either immediately prior to or upon consummation of a business combination (so that we are not subject to the SEC’s “penny stock” rules).

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

Additional Information Regarding Our Proposed Initial Business Combination

We have filed a registration statement on Form S-4 with the SEC, which includes a proxy statement and a prospectus, and we will file other documents regarding the Merger. The definitive proxy statement/prospectus will also be sent to our stockholders and GRIID’s members, seeking any required stockholder approvals. We urge you to carefully read the entire registration statement and proxy statement/prospectus and any other relevant documents filed with the SEC, including any amendments or supplements to these documents, because they contain important information about the proposed transactions, including detailed descriptions of the Merger and a discussion of historical information and risks relating to the Merger. The documents filed by us with the SEC may be obtained free of charge at the SEC’s website at www.sec.gov. Other than as specifically discussed, this report does not assume the closing of the Merger described above.

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

Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates exceeds $250 million as of the prior June 30th and our annual revenues exceeds $100 million during such completed fiscal year or (2) the market value of our common stock held by non-affiliates exceeds $700 million as of the prior June 30th.

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

Risks Related to the Merger

We may not be able to complete the Merger pursuant to the Merger Agreement. If we are unable to do so, we will incur substantial costs associated with withdrawing from the transaction and may not be able to find additional sources of financing to cover those costs.

In connection with the Merger, we have incurred substantial costs researching, planning and negotiating the transaction. These costs include, but are not limited to, costs associated with employing and retaining third-party advisors who performed the financial, auditing and legal services required to complete the transaction and the expenses generated by our officers, executives, managers and employees in connection with the transaction. If, for whatever reason, the transactions contemplated by the Merger Agreement fail to close, we will be responsible for these costs, but will have no source of revenue with which to pay them. We may need to obtain additional sources of financing in order to meet our obligations, which we may not be able secure on the same terms as our existing financing or at all. If we are unable to secure new sources of financing and do not have sufficient funds to meet our obligations, we will be forced to cease operations and liquidate the trust account.

If the Merger fails, it may be difficult to complete a business combination with a new prospective business, negotiate and agree to a new business combination, and/or arrange for new sources of financing by January 14, 2023, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

Finding, researching, analyzing and negotiating with GRIID took a substantial amount of time and effort, and if the Merger fails for any reason, we may not be able to find, research, negotiate and agree to terms with, and/or arrange for new sources of financing for a business combination with, a new prospective business by January 14, 2023, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

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

At the time we enter into an agreement for our initial business combination, we will not know how many public stockholders may exercise their redemption rights and, therefore, will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements or arrange for third-party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third-party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.

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

We may consider a business combination outside of our management team’s area of expertise if a target business is presented to us and we determine that such target offers an attractive acquisition opportunity for our company. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Annual Report on Form 10-K regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any stockholders who choose to remain stockholders following our business combination could suffer a reduction in the value of their shares.

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

Although we have no commitments as of the date of this Annual Report on Form 10-K to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our business combination, but we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per-share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

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

Since our Sponsor and our management team will lose their entire investment in us if our business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

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

As described in our Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, we have identified a material weakness in our internal control over financial reporting related to the Company’s application of ASC 480-10-S99 to its accounting for complex financial instruments. As a result of this material weakness, our management has concluded that our internal control over financial reporting was not effective as of March 31, June 30, September 30, and December 31, 2021 (the “Affected Periods”).

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

The restatement of our financial statements has subjected us to additional risks and uncertainties, including increased professional costs and the increased possibility of legal proceedings.

As a result of the restatement of our financial statements as of and for the quarters ended March 31, June 30 and September 30, 2021, we have become subject to additional risks and uncertainties, including, among others, increased professional fees and expenses and time commitment that may be required to address matters related to the restatements, and scrutiny of the SEC and other regulatory bodies which could cause investors to lose confidence in our reported financial information and could subject us to civil or criminal penalties or shareholder litigation. We could face monetary judgments, penalties or other sanctions that could have a material adverse effect on our business, financial condition and results of operations and could cause its stock price to decline.

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

Our warrants are issued registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least a majority of the then outstanding warrants (including the private placement warrants) to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the warrants in a manner adverse to a holder if holders of at least a majority of the then outstanding warrants approve of such amendment. Although our ability to amend the terms of the warrants with the consent of at least a majority of the then outstanding warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, shorten the exercise period or decrease the number of shares of our common stock purchasable upon exercise of a warrant.

We may redeem unexpired IPO warrants prior to their exercise at a time that is disadvantageous to the holder thereof.

We have the ability to redeem outstanding warrants issued in our IPO at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of our common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like and for certain issuances of common stock and equity-linked securities as described herein) for any 20 trading days within a 30 trading-day period commencing once the warrants become exercisable and ending on the third trading day prior to the date on which we give proper notice of such redemption and provided certain other conditions are met. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws.

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

Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates exceeds $250 million as of the prior June 30th and our annual revenues exceeds $100 million during such completed fiscal year or (2) the market value of our common stock held by non-affiliates exceeds $700 million as of the prior June 30th. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Facilities

Our executive offices are located at 1345 Avenue of the Americas, 33rd Floor, New York, New York 10105. The cost for our use of any office space used by us, including this space, is included in the $10,000 per month fee we pay to our Sponsor or its affiliates for office space, utilities, secretarial support and administrative services. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings.

To the knowledge of our management, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our units, common stock and warrants are listed on NYSE under the symbols “ADEX.U,” “ADEX” and “ADEX.WS,” respectively.

Holders

As of December 9, 2021, there were 853 holders of record of our common stock. We believe we have in excess of 300 round lot holders of our common stock.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On January 11, 2021, we effected a stock dividend of 1,150,000 shares with respect to our common stock, resulting in the initial stockholders holding an aggregate of 6,900,000 founder shares. Such securities were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. Each of our initial shareholders is an accredited investor for purposes of Rule 501 of Regulation D. No underwriting discounts or commissions were paid with respect to such sales.

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

On January 19, 2021, pursuant to the exercise in full of the over-allotment option, the IPO underwriters purchased an additional 3,600,000 units at an offering price of $10.00 per unit, generating gross proceeds of $36,000,000. Simultaneously with the closing of the sale of additional units, we sold an additional 720,000 private placement warrants at a price of $1.00 per private placement warrant, generating gross proceeds of $720,000. No underwriting discounts or commissions were paid with respect to such sale of private placement warrants. The issuance of the private placement warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

An aggregate amount of $276,000,000 of the net proceeds from the IPO (including the additional 3,600,000 units and additional 720,000 private placement warrants) was deposited in our trust account established in connection with the IPO.

We paid a total of $5,520,000 in underwriting discounts and commissions and $636,086 for other costs and expenses related to the IPO. A total of $9,660,000 of deferred underwriting compensation will be payable to the IPO underwriters upon our closing of the Merger or any other initial business combination.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “ADIT EDTECH ACQUISITION CORP.,” “our,” “us” or “we” refer to ADIT EDTECH ACQUISITION CORP. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described herein and in our other SEC filings.

Overview

We are a blank check company incorporated in Delaware and formed for the purpose of effecting an initial Business Combination with one or more target businesses. We intend to effectuate our initial Business Combination using cash from the proceeds of the IPO and the private placement of the Private Placement Warrants, our stock, debt or a combination of cash, stock and debt.

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

We paid a total of $5,520,000 in underwriting discounts and commissions and $651,036 for other costs and expenses related to the IPO.

Results of Operations

Our entire activity since inception up to December 31, 2021 relates to our formation, the Initial Public Offering and, since the closing of the Initial Public Offering, a search for a Business Combination candidate. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest.

 For the year ended December 31, 2021, we had net loss of $2,632,760 which consisted of $3,704,239 in formation and operating costs, offset by $115,444 in interest earned on marketable securities held in the Trust Account and $956,035 in change in fair value of warrants.

For the Period from October 15, 2020 (Inception) to December 31, 2020, we had a net loss of $526 which consisted solely of formation and operating costs.

Liquidity and Capital Resources

As of December 31, 2021, we had $462,274 in our operating bank account, and a working capital deficit of $2,710,629, excluding the franchise tax payable that can be paid through the interest income earned on Trust Account.

Prior to the completion of the Initial Public Offering, our liquidity needs had been satisfied through a capital contribution from the Sponsor of $25,000 in exchange for Founder Shares, to cover certain offering costs, and a loan under an unsecured promissory note from the Sponsor of $150,000. Subsequent to the consummation of the Initial

Public Offering and Private Placement, our liquidity needs have been satisfied through the proceeds from the consummation of the Private Placement not held in the Trust Account.

In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans.

On August 6, 2021, the Company issued an unsecured promissory note to the Sponsor in connection with a Working Capital Loan made by the Sponsor to the Company pursuant to which the Company may borrow up to $300,000 in the aggregate. The note is non-interest bearing and payable on the earlier to occur of (i) January 14, 2023 or (ii) the effective date of a Business Combination. Any amounts outstanding under the note are convertible into warrants, at a price of $1.00 per warrant at the option of the Sponsor, the terms of which shall be identical to the Private Placement Warrants. As of December 31, 2021, the Company borrowed $150,000 under the note.

Going Concern Consideration

 The Company anticipates that the $462,274 in its operating bank account as of December 31, 2021 will not be sufficient to allow the Company to operate for at least the next 12 months, assuming that a business combination is not consummated during that time. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern one year from the issuance date of the financial statements. Management plans to address this uncertainty through loans from its Sponsor, officers, directors, or third parties. None of the Sponsor, officers or directors are under any obligation to advance funds to, or to invest in, the Company. There is no assurance that the Company’s plans to raise capital or to consummate a business combination will be successful. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Financing Arrangements

As of December 31, 2021, we did not have any off-balance sheet arrangements. We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any non-financial assets.

On November 29, 2021, we entered into the Merger Agreement. The Merger Agreement provides, among other things, that on the terms and subject to the conditions set forth therein, Merger Sub will merge with and into GRIID, the separate limited liability company existence of Merger Sub will cease and GRIID, as the surviving company of the Merger, will continue its existence under the Limited Liability Company Act of the State of Delaware as a wholly owned subsidiary of ADEX.

The Merger Agreement and the transactions contemplated thereby were unanimously approved by the board of directors of ADEX and the board of managers of GRIID.

 Contractual Obligations

At December 31, 2021, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

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

Critical Accounting Policies

Management’s discussion and analysis of our results of operations and liquidity and capital resources are based on our financial information. We describe our significant accounting policies in Note 2—Significant Accounting Policies, of the Notes to Financial Statements included in this Annual Report on Form 10-K. Our financial statements have been prepared in accordance with U.S. GAAP. Certain of our accounting policies require that management apply significant judgments in defining the appropriate assumptions integral to financial estimates. On an ongoing basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with U.S. GAAP. Judgments are based on historical experience, terms of existing contracts, industry trends and information available from outside sources, as appropriate. However, by their nature, judgments are subject to an inherent degree of uncertainty, and, therefore, actual results could differ from our estimates.

We have identified the following as our critical accounting policies:

Common Stock Subject to Possible Redemption

All of the 27,600,000 common shares sold as part of the Units contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated articles of incorporation. In accordance with ASC 480-10-S99, redemption provisions not solely within the control of the Company require common shares subject to redemption to be classified outside of permanent equity. Therefore, all 27,600,000 common shares were classified outside of permanent equity as of December 31, 2021.

The Company recognizes changes in redemption value immediately as they occur upon the IPO and will adjust the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common shares are recorded as charges against additional paid in capital and accumulated deficit.

Net Loss Per Share of Common Stock

The Company has two categories of shares, which are referred to as redeemable common shares and non-redeemable common shares. Earnings and losses are shared pro rata between the two categories of shares for the year ended December 31, 2021.

Net loss per share for the period from October 15, 2020 (inception) through December 31, 2020 was computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture by the Sponsor. Weighted average shares were reduced for the effect of an aggregate of 900,000 shares of common stock that were subject to forfeiture if the over-allotment option was not exercised by the underwriters. At December 31, 2020, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

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

At December 31, 2021, the Company has evaluated both the public and private warrants under ASC 480 and ASC 815-40. Such guidance provides that because the Private Placement Warrants do not meet the criteria for equity treatment thereunder, each Private Placement Warrant must be recorded as a liability. Accordingly, the Company classified each warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations. The Private Placement Warrants had met the requirement for equity accounting treatment when initially issued. On December 23, 2021, the Private Placement Warrants were modified such that the Private Placement Warrants no longer meet the criteria for equity treatment. As such, the Private Placement Warrants were treated as derivative liability instruments from the date of the modification.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As of December 31, 2021, we were not subject to any market or interest rate risk. Following the consummation of our IPO, the net proceeds of our IPO, including amounts in the trust account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8. Financial Statements and Supplementary Data.

Our financial statements and the notes thereto begin on page F-1 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (together, the “Certifying Officers”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

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

Changes in Internal Control over Financial Reporting

In light of a material weakness in our internal control over financial reporting that we identified in December 2021, we have enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. Except as set forth above, there was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our current directors and executive officers, and their ages as of December 31, 2021 are as follows:

Name	Age	Position
Eric L. Munson	61	Non-executive Chairman
David L. Shrier	48	Director, President and Chief Executive Officer
John J. D’Agostino	46	Chief Financial Officer and Treasurer
Elizabeth B. Porter	51	Chief Technology Officer and Secretary
Jacob Cohen	48	Director
Sharmila Kassam	48	Director
Sheldon Levy	72	Director

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

David L. Shrier has served as our President, Chief Executive Officer and as a member of its board of directors since October 2020. Mr. Shrier is currently the co-founder and Chief Executive Officer of Esme Learning Solutions, Inc., an artificial intelligence-enabled workforce transformation company that partners with the world’s top universities to reskill professionals for the Fourth Industrial Revolution, a role he has held since forming the company with Ms. Elizabeth Porter, ADEX’s Chief Technology Officer and Secretary, in February 2019. Mr. Shrier also serves as a board member of Esme Learning. Adit is a significant investor in Esme Learning. He was a non-executive director of crypto infrastructure company Copper Technologies (UK) Ltd from November 2020 to January 2022, and continues to serve as a Senior Advisor, and has served as strategic advisor to two startup companies, Particle Ink and Dandelion Science, since December 2021. Mr. Shrier was co-founder of Riff Analytics, an artificial intelligence collaboration software company (where Adit is also an investor) that was acquired by Esme Learning in November 2021, and served as its chairman of the board of directors from its inception in June 2017 until July 2020. Riff Analytics was acquired by Esme Learning in November 2021. Mr. Shrier holds a part-time appointment as a Professor of Practice in the Department of Management & Innovation at Imperial College London Business School which he began in December 2020, where (among other initiatives) he leads the Institutional Digital Assets Project, providing insight into crypto and blockchain use cases and technologies. From August 2017 to July 2021, Mr. Shrier held a part-time appointment as Associate Fellow with Saïd Business School, University of Oxford, where he created and launched the Oxford Fintech and Oxford Blockchain Strategy Programmes online, as well as Oxford Fintech Lab. Between February 2013 and November 2020, Mr. Shrier held a variety of instructional and administrative roles at the Massachusetts Institute of Technology, including New Ventures Officer, Managing Director, Connection Science & Engineering and most recently, Lecturer, Media Arts & Sciences. Previously, Mr. Shrier has held a variety of management roles in privately funded companies including, most recently, Distilled Identity, where he served as Chief Executive Officer from June 2017 to May 2020. Since September 2017, Mr. Shrier has served as a member of FINRA’s fintech advisory Committee. Mr. Shrier is a senior advisor to the UK government’s Revenue & Customs department (HMRC) since December 2019 as well as UK Department for International Trade’s fintech steering board since March 2018. Since October 2020, Mr. Shrier has also been an advisor to the European Parliament’s Science & Technology Committee, which is chaired by Eva Kaili. Mr. Shrier is also on the advisory board for WorldQuant University, which offers a totally free online master’s degree in financial engineering, where he has served since April 2016. Mr. Shrier is well qualified to serve as a director due to his extensive experience managing technology companies, his experience in crypto and blockchain, and his contacts and relationships.

John J. D’Agostino has served as our Chief Financial Officer and Treasurer since October 2020. Mr. D’Agostino was the US Managing Director at Waystone Governance from May 2015 through September 2021. From May 2017 to December 2021, Mr. D’Agostino served as a director of Midpoint Holdings Ltd., a UK-headquartered payments institution specializing in cross-border payments and foreign exchange. A graduate of Williams College, Mr. D’Agostino received a Master’s degree in Business Administration from Harvard Business School in 2002 and has studied Economics at Oxford University. In 2021, Mr. D’Agostino was named Fellow of the AIF Institute Financial Innovation Center of Excellence. Also in 2021, Mr. D’Agostino founded the AIMA Digital Asset Working Group. In 2019, Mr. D’Agostino was named Chair of the UK Consulate’s Financial Services Working Group. Mr. D’Agostino holds the following securities/commodities licenses: SIE (Securities Industry Essentials Examination), Series 3 (National Commodity Futures Examination), Series 7 (General Securities Representative), 24 (General Securities Principal), Series 63 (Uniform Securities Agent State Law Examination), and Series 66 (Uniform Combined State Law Examination).

Elizabeth B. Porter has served as our Chief Technology Officer and Secretary since October 2020. Throughout her career, Ms. Porter has led multiple product and engineering teams to deliver high value, customer-focused educational technology products in product design, business strategy and operational roles. Ms. Porter has worked with clients in technology, education, and publishing to develop product strategy and vision, provide technical direction and architecture, and conceive end-to-end solutions that meet business needs. Ms. Porter served as Vice President of Product of EdX, a non-profit massive open online course (MOOC) provider founded by MIT and Harvard University, from May 2014 to December 2015. Ms. Porter held executive roles at Pearson Education, a company that provides education publishing and assessment services to schools, corporations and students with more than 22,500 employees operating in 70 countries (including former Vice President with special focus on higher education online offering) from January 2010 to April 2014, as well as directing product development teams at Mathsoft Inc. (subsequently acquired by PTC) from April 2006 until August 2008, Extension Engine (from May 2016 to December 2018), an edtech consultancy that specializes in the development of highly customized online courses and programs, and University of Texas at Austin (from May 2018 to December 2019). Ms. Porter has been the managing partner of Geeklight, LLC, an edtech consulting business, since May 2016. She served as Chief Executive Officer, co-founder and board member of Riff Analytics, a conversation analytics company that works primarily with educational institutions and providers delivering platform software and custom data analytics reporting, since September 2017 until its acquisition by Esme in November 2021.  Ms. Porter has also headed the course development and delivery teams at Esme Learning in her capacity as President and Chief Operating Officer, board member and co-founder since February 2019. Esme Learning is an artificial intelligence-enabled workforce transformation company that partners with the world’s top universities to reskill professionals for the Fourth Industrial Revolution. Ms. Porter’s engagements in higher education include roles as researcher and lecturer at the MIT Media Lab since September 2016 and Boston University Questrom School of Business since July 2016. She also serves as board member, treasurer and trustee of Oakwood School, a non-profit private school, since June 2015. Ms. Porter graduated from Cornell University, where she received her B.A. in English Literature and M.A. in Mathematics Teacher Education.

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

Sharmila Kassam has served as a member of our board of directors since October 2020. Ms. Kassam is a proven business professional and institutional investor. Since November 2021, Ms. Kassam has served as Chief Operating Officer of Nasdaq Asset Owner Solutions. In September 2019, Ms. Kassam founded Aligned Capital Investing, a consulting firm focused on global institutional investors and investment managers. Ms. Kassam has also served as Advisory Board Member at Sweetwater Private Equity since August 2020, as Hedge Fund Board Member at Foundation Credit Opportunities since November 2019, as a policy advisor and instructor for Institutional Limited Partners Association (ILPA) since July 2015 and as Senior Fellow at Milken Institute Center for Financial Markets since September 2019. Ms. Kassam was formerly the deputy Chief Investment Officer at the Employees Retirement System of Texas (ERS) where she worked for over a decade from January 2008 until May 2019. Ms. Kassam is a licensed certified public accountant and also licensed to practice law in California and Texas. Ms. Kassam graduated from the University of Texas at Austin, where she received a Bachelor of Business Administration in accounting, with honors, and a J.D. from the University of Texas at Austin. Ms. Kassam is well qualified to serve as a director due to her extensive experience in finance and capital investments across various industries and her contacts and relationships.

Sheldon Levy has served as a member of our board of directors since October 2020. Mr. Levy has been an instrumental figure in Canada’s innovation ecosystem in the last decade, spearheading the creation of such organizations as Ryerson’s Digital Media Zone (DMZ), the Brookfield Institute for Innovation + Entrepreneurship, and Scale Up Ventures, Inc. Mr. Levy is also a founder and advisor to Ryerson Futures Inc., an accelerator that has exported the DMZ concept to such locations as Calgary and Mumbai. From 2015 to 2017, Mr. Levy served as Ontario’s Deputy Minister of Advanced Education and Skills Development, where he helped prioritize innovation and entrepreneurship throughout Ontario’s postsecondary education and training system. From 2017 to December 2019, Mr. Levy was the Chief Executive Officer of NEXT Canada, an organization that provides mentorship, education, networks and funding to Canada’s most promising entrepreneurs. From December 2018 to June 2020, Mr. Levy acted as Special Advisor to Canada’s Minister of Small Business and Export Promotion, Mary Ng, on the issue of scaling up small and medium-sized businesses. Since September 2020, Mr. Levy has acted as interim president and vice-chancellor of University Canada West. In September 2019, Mr. Levy joined the Board of Directors of Baycrest Health Sciences. Mr. Levy graduated from York University, where he received his MSc. He was also awarded honorary doctorates from York University, Lakehead University and Mount Allison University. Mr. Levy is well qualified to serve as a director due to his extensive industry experience and his contacts and relationships.

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

Audit Committee

Our audit committee consists of Messrs. Cohen (Chair) and Levy and Ms. Kassam. Under the NYSE listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent. Each member of the audit committee is financially literate and our board of directors has determined that Mr. Cohen qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

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
•

reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

Our compensation committee consists of Messrs. Levy (Chair) and Cohen and Ms. Kassam. Under the NYSE listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent.

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

•	reviewing our executive compensation policies and plans;
•	implementing and administering our incentive compensation equity-based remuneration plans;
•	assisting management in complying with our proxy statement and annual report disclosure requirements;
•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees

•	producing a report on executive compensation to be included in our annual proxy statement; and
•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

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

Corporate Governance and Nominating Committee

Our corporate governance and nominating committee consists of Ms. Kassam (Chair) and Messrs. Cohen and Levy. The corporate governance and nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The corporate governance and nominating committee considers persons identified by its members, management, stockholders, investment bankers and others.

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

Code of Ethics

Our code of ethics is applicable to our directors, officers and employees. The code of ethics codifies the business and ethical principles that govern all aspects of our business. We intend to disclose any amendments to or waivers of certain provisions of our code of ethics in a Current Report on Form 8-K.

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

Below is a table summarizing the entities other than the Company to which members of our management team currently have fiduciary duties:

Individual	Entity	Entity’s Business	Affiliation
Eric Munson	Adit Ventures, LLC	Private equity investment	Chief Investment Officer
David Shrier	Esme Learning Solutions, Inc.	Workforce transformation	Chief Executive Officer; Member of Board of Directors
John D’Agostino	AGL Credit	Asset management	Director
	Atreides Management	Asset management	Director
	Blueshift Capital Group	Asset management	Director
	Bregal Investments - Europe	Asset management	Director
	Brevet Capital Management	Asset management	Director
	Brightwood Capital Advisors	Asset management	Director
	CaaS Capital Management	Asset management	Director
	Cinctive Capital Management LP	Asset management	Director
	Durable Capital Partners	Asset management	Director
	Fundamental Credit Opportunities, LP	Asset management	Director
	INOKS Capital SA	Asset management	Director
	Interval Partners, LP	Asset management	Director
	Jefferies Investment Advisers, LLC	Asset management	Director
	Melody Capital Partners, LP	Asset management	Director
	One William Street Capital Management, L.P.	Asset management	Director
	Quantitative Investment Management	Asset management	Director
	Sandler Capital Management	Asset management	Director
	Sender Company & Partners	Asset management	Director
	Tudor Investment Corporation	Asset management	Director
	Wasserstein Debt Opportunities Management, L.P.	Asset management	Director
	Midpoint Holdings Ltd.	Foreign exchange services	Director
Elizabeth Porter	Geeklight, LLC	Edtech consulting	Managing Partner
	Esme Learning Solutions, Inc.	Workforce transformation	President & Chief Operating Officer; Member of Board of Directors
Sheldon Levy	Baycrest Hospital	Research hospital in Canada	Director
Sharmila Kassam	Fundamental Credit Opportunities	Asset Management	Director

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of February 28, 2022, by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock

•	each of our executive officers and directors; and
•	all our executive officers and directors as a group

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of February 28, 2022.

	Amount and Nature of Beneficial Ownership	Approximate Percentage of Outstanding Common Stock Shares
Name and Address of Beneficial Owner (1)
Jacob Cohen	10,000	*
John J. D’Agostino (3)	—	—
Sharmila Kassam	10,000	*
Sheldon Levy	10,000	*
Eric L. Munson (3)	—	—
Elizabeth B. Porter (3)	—	—
David L. Shrier (3)	—	—
All officers and directors as a group (7 individuals)	30,000	*%
Greater than 5% Beneficial Owners (1)(2)
Adit EdTech Sponsor, LLC (2)	6,832,500	19.83%

*	Less than one percent
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 1345 Avenue of the Americas, 33rd Floor, New York, New York 10105.
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

 On April 17, 2021, GRIID entered into an engagement letter and an incentive unit award agreement (together, the “consulting agreements”) with Deucalion Partners, LLC, an entity affiliated with John D’Agostino, our Chief Financial Officer. Pursuant to the consulting agreements, GRIID agreed to pay to such entity $400,000 and grant such entity units representing a 0.5% profits interest in GRIID. The cash payment will become due and payable on the earlier to occur of: (i) April 26, 2022 and (ii) the date on which GRIID consummates a merger with a special purpose acquisition company, qualified initial public offering, or other change of control transaction (each, a “qualifying transaction”). The units will vest as to one-fourth on April 16, 2022, and 1/36th on the 17th day of each month thereafter, subject to such entity’s continued service through such vesting dates; provided, however, that any unvested units shall fully vest upon a qualifying transaction.

On August 6, 2021, our Sponsor agreed to loan us up to $300,000 to finance working capital expenses. The loan bears no interest and is payable in full on the earliest of (i) January 14, 2023 or (ii) the effective date of our initial business combination. Outstanding amounts under the loan are convertible into warrants to purchase shares of our common stock at a price of $1.00 per warrant, at the Sponsor’s option, on terms identical to the private placement warrants. As of December 31, 2021, $150,000 under the loan is outstanding.

We have entered into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our amended and restated certificate of incorporation.

In addition, in order to finance working capital deficiencies and transaction costs in connection with an intended initial business combination, our initial stockholders, officers, directors or their affiliates may, but are not obligated to, loan us funds as may be required on a non-interest basis. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $2,000,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. We do not expect to seek loans from parties other than our initial stockholders, officers, directors or their affiliates as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

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

Related Party Policy

We have adopted a code of ethics requiring us to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by our board of directors (or the appropriate committee of our board) or as disclosed in our public filings with the SEC. Under our code of ethics, conflict of interest situations will include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving the company. A form of the code of ethics that we adopted is filed as an exhibit to the registration statement in connection with the IPO.

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

Item 14. Principal Accounting Fees and Services.

The following is a summary of fees paid or to be paid to Marcum LLP (“Marcum”) for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. During the year ended December 31, 2021 and the period from October 15 (inception) to December 31, 2020, the aggregate fees billed by Marcum for professional services rendered for the audit of our financial statements and review of the financial information included in the registration statement relating to our IPO totaled $108,840 and $55,000, respectively.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the year ended December 31, 2021 and the period from October 15 (inception) to December 31, 2020, we did not pay Marcum any audited-related fees.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the year ended December 31, 2021 and the period from October 15 (inception) to December 31, 2020.

All Other Fees. We did not pay Marcum for other services for the year ended December 31, 2021 and the period from October 15 (inception) to December 31, 2020.

Pre-Approval of Services

Our audit committee was formed upon the consummation of our IPO. As a result, the audit committee did not pre-any of the foregoing services incurred prior to our IPO, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit No.	Description
1.1

Underwriting Agreement, dated January 11, 2021, by and between the Company and EarlyBirdCapital, Inc., as representatives of the underwriters (Incorporated by reference to exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-39872), filed with the SEC on January 14, 2021)

2.1**

Agreement and Plan of Merger, dated as of November 29, 2021, by and among the Company, ADEX Merger Sub, LLC and Griid Holdco LLC (Incorporated by reference to Annex A-1 to the Company’s Registration Statement on Form S-4 (File No. 333-261880), filed with the SEC on December 23, 2021).

2.2**

First Amendment to Agreement and Plan of Merger, dated as of December 23, 2021, by and among the Company, ADEX Merger Sub, LLC and Griid Holdco LLC (Incorporated by reference to Annex A-1 to the Company’s Registration Statement on Form S-4 (File No. 333-261880), filed with the SEC on December 23, 2021).

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
4.2

Specimen Common Stock Certificate (Incorporated by reference to exhibit 4.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-l (File No. 333-251641), filed with the SEC on January 6, 2021)

4.3

Specimen Warrant Certificate (Incorporated by reference to exhibit 4.3 to Amendment No. 1 to the Company’s Registration Statement on Form S-l (File No. 333-251641), filed with the SEC on January 6, 2021)

4.4

Amended and Restated Warrant Agreement, dated December 23, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (Incorporated by reference to exhibit 4.1 to the Company’s Registration Statement on Form S-4 (File No. 333-261880), filed with the SEC on December 23, 2021)

10.1	Voting Agreement (Incorporated by reference to Annex B to the Company’s Registration Statement on Form S-4 (File No. 333-261880), filed with the SEC on December 23, 2021).
10.2	Form of Investor Rights Agreement (Incorporated by reference to Annex C to the Company’s Registration Statement on Form S-4 (File No. 333-261880), filed with the SEC on December 23, 2021).
10.3

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

10.5

Securities Assignment Agreement, dated October 23, 2020, among the Sponsor and Industry Advisors (Incorporated by reference to exhibit 10.3 to the Company’s Registration Statement on Form S-l (File No. 333-251641), filed with the SEC on December 23, 2020)

10.6

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

10.10

Administrative Services Agreement, dated January 11, 2021, by and between the Company and Adit EdTech Sponsor, LLC Form of Administrative Services Agreement (Incorporated by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-39872), filed with the SEC on January 14, 2021)

10.11	Form of Indemnification Agreement (Incorporated by reference to exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 001-39872), filed with the SEC on January 14, 2021)
14.1	Code of Ethics (Incorporated by reference to exhibit 14.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2020)
21.1*	List of Subsidiaries
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document -the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data (formatted within the Inline XBRL document in Exhibit 101)

*	Filed herewith.
**

Annexes, schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant agrees to furnish supplementally a copy of any omitted attachment to the Securities and Exchange Commission on a confidential basis upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Adit EdTech Acquisition Corp.

Date: March 21, 2022	By:	/s/ David Shrier
Name: David L. Shrier
Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Eric L. Munson	Non-executive Chairman	March 21, 2022
Eric L. Munson

/s/ David L. Shrier	Director, President and Chief Executive Officer (Principal Executive Officer)	March 21, 2022
David L. Shrier

/s/ John J. D’Agostino	Chief Financial Officer (Principal Financial and Accounting Officer)	March 21, 2022
John J. D’Agostino

/s/ Jacob Cohen	Director	March 21, 2022
Jacob Cohen

/s/ Sharmila Kassam	Director	March 21, 2022
Sharmila Kassam

/s/ Sheldon Levy	Director	March 21, 2022
Sheldon Levy

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Adit EdTech Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Adit EdTech Acquisition Corp. (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, changes in stockholders’ deficit and cash flows for the year ended December 31, 2021 and for the period from October 15, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and for the period from October 15, 2020 (inception) through December 31, 2020, are in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2021 would not be sufficient to allow  the Company to operate for a reasonable period of time, which is considered to be one year from the date of issuance of the financial statements, assuming that a business combination is not consummated.   The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2020.

PCOAB ID Number: 688

New York, NY

March 21, 2022

ADIT EDTECH ACQUISITION CORP.

BALANCE SHEETS

	December 31, 2021	December 31, 2020
Assets
Current asset – cash	$462,274	$35,614
Prepaid expenses	265,282	—
Deferred offering costs	—	469,160
Total current assets	727,556	504,774
Prepaid expenses, non-current	14,384	—
Cash and securities held in Trust Account	276,115,444	—
Total Assets	$276,857,384	$504,774
Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Equity (Deficit)
Current Liabilities:
Accrued offering costs and expenses	$3,153,755	$330,300
Due to related party	18,986	—
Promissory note - related party	—	150,000
Working capital loan - related party	150,000	—
Total current liabilities	3,322,741	480,300
Warrant liability	5,044,441	—
Deferred underwriting discount	9,660,000	—
Total liabilities	18,027,182	480,300
Commitments
Common Stock subject to possible redemption, 27,600,000 and zero shares at redemption value, respectively	276,000,000	—
Stockholders’ Equity (Deficit):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 6,900,000 and 6,900,000 shares issued and outstanding (excluding 27,600,000 and zero shares at redemption value), respectively	690	690
Additional paid-in capital	—	24,310
Accumulated deficit	(17,170,488)	(526)
Total Stockholders’ Equity (Deficit)	(17,169,798)	24,474
Total Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Equity (Deficit)	$276,857,384	$504,774

The accompanying notes are an integral part of these financial statements.

ADIT EDTECH ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2021	For the Period from October 15, 2020 (Inception) to December 31, 2020
Formation and operating costs	$3,704,239	$526
Loss from operations	(3,704,239)	(526)
Other income:
Change in fair value of warrants	956,035	—
Trust interest income	115,444	—
Total other income	1,071,479	—
Net loss	$(2,632,760)	$(526)
Basic and diluted weighted average shares outstanding, redeemable common stock	26,492,055	—
Basic and diluted net loss per share	$(0.08)	$—
Basic and diluted weighted average shares outstanding, common stock	6,853,151	6,000,000
Basic and diluted net loss per share	$(0.08)	$(0.00)

The accompanying notes are an integral part of these financial statements.

ADIT EDTECH ACQUISITION CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEAR ENDED DECEMBER 31, 2021

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of December 31, 2020	6,900,000	$690	$24,310	$(526)	$24,474
Proceeds allocated to Public Warrants	—	—	16,771,351	—	16,771,351
Proceeds allocated to Private Placement Warrants	—	—	7,270,000	—	7,270,000
Offering costs allocated warrants	—	—	(981,103)	—	(981,103)
Modification to Private Placement Warrants to qualify as liability	—	—	(6,000,476)	—	(6,000,476)
Accretion of common stock to redemption value	—	—	(17,084,082)	(14,537,202)	(31,621,284)
Net loss	—	—	—	(2,632,760)	(2,632,760)
Balance as of December 31, 2021	6,900,000	$690	$—	$(17,170,488)	$(17,169,798)

The accompanying notes are an integral part of these financial statements.

ADIT EDTECH ACQUISITION CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FROM OCTOBER 15, 2020 (INCEPTION) TO DECEMBER 31, 2020

	Common Stock		Additional Paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	Capital	Deficit	Equity
Balance as of October 15, 2020 (inception)	—	$—	$—	$—	$—
Issuance of common stock to Sponsor	6,900,000	690	24,310	—	25,000
Net loss	—	—	—	(526)	(526)
Balance as of December 31, 2020	6,900,000	$690	$24,310	$(526)	$24,474

The accompanying notes are an integral part of these financial statements.

ADIT EDTECH ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2021	For the Period from October 15, 2020 (Inception) to December 31, 2020
Cash flows from operating activities:
Net loss	$(2,632,760)	$(526)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrants	(956,035)	—
Interest earned on cash and marketable securities held in Trust Account	(115,444)	—
Changes in operating assets and liabilities:
Prepaid expenses	(279,666)	—
Accrued offering costs and expense	3,311,387	500
Due to related party	214	—
Net cash used in operating activities	(672,304)	(26)
Cash flows from investing activities:
Investment held in Trust Account	(276,000,000)	—
Net cash used in investing activities	(276,000,000)	—
Cash flows from financing activities:
Proceeds from Initial Public Offering, net of underwriters’ fees	270,480,000	—
Proceeds from private placement	7,270,000	—
Payments of offering costs	(651,036)	—
Proceeds from issuance of promissory note to related party	150,000	175,000
Payment of promissory note to related party	(150,000)	(25,000)
Payment of deferred offering costs	—	(114,360)
Net cash provided by financing activities	277,098,964	35,640
Net change in cash	426,660	35,614
Cash, beginning of the period	35,614	—
Cash, end of the period	$462,274	$35,614
Supplemental disclosure of noncash investing and financing activities:
Deferred underwriting commissions charged to additional paid-in capital	$9,660,000	$—
Initial value of common stock subject to possible redemption	$276,000,000	$—
Deferred offering costs paid by Sponsor loan	$18,773	$—
Modification to Private Placement Warrants to qualify as liability	$6,000,476	$—
Deferred offering costs included in accrued expenses	$—	$329,800
Deferred offering costs paid by Sponsor in exchange for issuance of Common Stock	$—	$25,000

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

As of December 31, 2021, the Company had not commenced any operations. All activity for the period from October 15, 2020 (inception) through December 31, 2021 relates to the Company’s formation and the initial public offering (“IPO”), which is described below, and since the closing of the IPO, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO.

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

Transaction costs amounted to $15,831,036 consisting of $5,520,000 of underwriting discount, $9,660,000 of deferred underwriting discount, and $651,036 of other offering costs.

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

Initial Business Combination

The Company will provide its holders of the outstanding Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Public Shares subject to redemption were recorded at redemption value and classified as temporary equity upon the completion of the IPO in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 immediately prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the then outstanding shares of common stock present and entitled to vote at the meeting to approve the Business Combination are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC containing substantially the same information as would be included in a proxy statement prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares it purchased during or after the IPO in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or do not vote at all.

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

Liquidity and Capital Resources

As of December 31, 2021, the Company had $462,274 in its operating bank account, and a working capital deficit of $2,710,629, excluding the franchise tax payable that can be paid through the interest income earned on Trust Account.

Prior to the completion of the IPO, the Company’s liquidity needs had been satisfied through a payment from the Sponsor of $25,000 (see Note 5) for the Founder Shares to cover certain offering costs, and a loan under an unsecured promissory note from the Sponsor of $150,000 (see Note 5). Subsequent to the consummation of the IPO and sale of Private Placement Warrants, the Company’s liquidity needs have been satisfied through the proceeds from the consummation of the sale of Private Placement Warrants not held in the Trust Account.

In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or the Company’s officers and directors or their affiliates may, but are not obligated to, provide the Company Working Capital Loans (as defined below) (see Note 5).

Going Concern Consideration

 The Company anticipates that the $462,274 in its operating bank account as of December 31, 2021 will not be sufficient to allow the Company to operate for at least the next 12 months, assuming that a business combination is not consummated during that time. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern one year from the issuance date of the financial statements. Management plans to address this uncertainty through loans from its Sponsor, officers, directors, or third parties. None of the Sponsor, officers or directors are under any obligation to advance funds to, or to invest in, the Company. There is no assurance that the Company’s plans to raise capital or to consummate a business combination will be successful. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021 and 2020.

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheets. The fair values of cash and cash equivalents and promissory note to related party are estimated to approximate the carrying values as of December 31, 2021 and 2020 due to the short maturities of such instruments.

The fair value of the Private Placement Warrants is based on a Monte Carlo valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value. The fair value of the Private Placement Warrants is classified as Level 3. See Note 6 for additional information on assets and liabilities measured at fair value.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At December 31, 2021 and 2020, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Common Stock Subject to Possible Redemption

All of the 27,600,000 common shares sold as part of the Units contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated articles of incorporation. In accordance with ASC 480-10-S99, redemption provisions not solely within the control of the Company require common shares subject to redemption to be classified outside of permanent equity. Therefore, all 27,600,000 common shares were classified outside of permanent equity as of December 31, 2021.

The Company recognizes changes in redemption value immediately as they occur upon the IPO and will adjust the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common shares are recorded as charges against additional paid in capital and accumulated deficit.

Net Loss Per Share of Common Stock

The Company has two categories of shares, which are referred to as redeemable common shares and non-redeemable common shares. Earnings and losses are shared pro rata between the two categories of shares. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each category for the year ended December 31, 2021:

For the year ended December 31, 2021	Redeemable	Non-Redeemable
Allocation of net loss including shares of common stock subject to possible redemption	$(2,091,672)	$(541,088)
Weighted average redeemable common stock outstanding	26,492,055	6,853,151
Basic and diluted net loss per share of common stock	$(0.08)	$(0.08)

Net loss per share for the period from October 15, 2020 (inception) through December 31, 2020 was computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture by the Sponsor. Weighted average shares were reduced for the effect of an aggregate of 900,000 shares of common stock that were subject to forfeiture if the over-allotment option was not exercised by the underwriters (see Note 7). At December 31, 2020, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A— “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO. The Company incurred offering costs amounting to $15,831,036 as a result of the IPO consisting of $5,520,000 of underwriting discount, $9,660,000 of deferred underwriting discount, and $651,036 of other offering costs.

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

At December 31, 2021, the Company has evaluated both the public and private warrants under ASC 480 and ASC 815-40. Such guidance provides that because the Private Placement Warrants do not meet the criteria for equity treatment thereunder, each Private Placement Warrant must be recorded as a liability. Accordingly, the Company classified each warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations. The Private Placement Warrants had met the requirement for equity accounting treatment when initially issued. On December 23, 2021, the Private Placement Warrants were modified such that the Private Placement Warrants no longer meet the criteria for equity treatment. As such, the Private Placement Warrants were treated as derivative liability instruments from the date of the modification.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021 and 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

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

As of December 31, 2021, the common stock subject to possible redemption reflected on the balance sheet are reconciled in the following table:

Gross proceeds from public issuance	$276,000,000
Less:
Proceeds allocated to public warrants	(16,771,351)
Common stock issuance costs	(14,849,933)
Plus:
Accretion of carrying value to redemption value	31,621,284
Common stock subject to possible redemption	$276,000,000

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

On December 23, 2021, the Company amended the warrant agreement entered with Continental Stock Transfer & Trust Company, a New York corporation, as warrant agent, on January 11, 2021 to modify certain provisions to conform with applicable disclosure contained in the Company’s final prospectus filed with the SEC on January 13, 2021. Pursuant to the amended warrant agreement, a Private Placement Warrant will not be redeemable by the Company for so long as it is held by its initial purchaser or a permitted transferee of such purchaser. The amendment will qualify the Private Placement Warrants for liability classification. The difference in its fair value immediately before and after the modification was recognized as an equity issuance costs and charged to additional paid-in capital.

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

Transactions with Company Officers

On April 17, 2021, Griid Holdco LLC, a Delaware limited liability company (“GRIID”), entered into an engagement letter and an incentive unit award agreement (together, the “consulting agreements”) with Deucalion Partners, LLC, an entity affiliated with John D’Agostino, the Company’s Chief Financial Officer. Pursuant to the consulting agreements, GRIID agreed to pay to such entity $400,000 and grant such entity units representing a 0.5% profits interest in GRIID. The cash payment will become due and payable on the earlier to occur of: (i) April 26, 2022 and (ii) the date on which GRIID consummates a merger with a special purpose acquisition company, qualified initial public offering, or other change of control transaction (each, a “qualifying transaction”). The units will vest as to one-fourth on April 16, 2022, and 1/36th on the 17th day of each month thereafter, subject to such entity’s continued service through such vesting dates; provided, however, that any unvested units shall fully vest upon a qualifying transaction.

Due to Related Parties

As of December 31, 2021, one related party paid an aggregate of $18,986 on behalf of the Company to pay for offering and operating costs.

Promissory Note — Related Party

On October 23, 2020, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $150,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) June 30, 2021, (ii) the consummation of the IPO, (iii) the abandonment of the IPO and (iv) an Event of Default (as defined in the Promissory Note). As of December 31, 2020, the Company had borrowed $150,000 under the Promissory Note. On July 28, 2021, the Company repaid $150,000 to the Sponsor under the Promissory Note. There was no outstanding balance under the Promissory Note as of December 31, 2021.

On August 6, 2021, the Company issued a new unsecured promissory note to the Sponsor in connection with a Working Capital Loan (as defined below) made by the Sponsor to the Company pursuant to which the Company may borrow up to $300,000 in the aggregate (the “New Promissory Note”). The note is non-interest bearing and payable on the earlier of (i) January 14, 2023 or (ii) the effective date of a Business Combination. Any amounts outstanding under the note are convertible into warrants, at a price of $1.00 per warrant at the option of the Sponsor, the terms of which shall be identical to the Private Placement Warrants. As of December 31, 2021, the Company borrowed $150,000 under the note.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the initial stockholders, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $2,000,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2021, a Working Capital Loan was outstanding in the amount of $150,000 under the New Promissory Note, as detailed under the heading “Promissory Note – Related Party.”

Administrative Service Fee

The Company entered into an agreement whereby, commencing on January 11, 2021, the Company has agreed to pay the Sponsor or an affiliate of the Sponsor an amount up to a total of $10,000 per month for office space, utilities, secretarial support and administrative services. Under such agreement, the Company paid $120,000 in total for the year ended December 31, 2021. Upon completion of the initial Business Combination or liquidation, the Company will cease paying these monthly fees.

Note 6 — Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2021, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and securities held in Trust Account	$276,119,979	$276,119,979	$—	$—
	$276,119,979	$276,119,979	$—	$—
Liabilities:
Warrant liability – Private Placement Warrants	$5,044,441	$—	$—	$5,044,441
	$5,044,441	$—	$—	$5,044,441

Cash and securities held in Trust Account

As of December 31, 2021, investment in the Company’s Trust Account consisted of $979 in U.S. Money Market funds and $276,114,465, in U.S. Treasury Securities. The Company classifies its United States Treasury securities as held-to-maturity in accordance with ASC 320 “Investments — Debt and Equity Securities”. Held-to-maturity treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts. The Company considers all investments with original maturities of more than three months but less than one year to be short-term investments. The carrying value approximates the fair value due to its short-term maturity.

The carrying value, excluding gross unrealized holding loss and fair value of held to maturity securities on December 31, 2021 are as follows:

	Carrying Value/Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of December 31, 2021
U.S. Money Market	$979	$—	$—	$979
U.S. Treasury Securities	276,114,465	4,535	—	276,119,000
	$276,115,444	$4,535	$—	$276,119,979

Warrant liability - Private Placement Warrants

The estimated fair value of the Private Placement Warrants was determined using Level 3 inputs. Inherent in a Monte-Carlo simulation model are assumptions related to expected stock-price volatility (pre-merger and post-merger), expected term, dividend yield and risk-free interest rate. The Company estimates the volatility of its common stock based on management’s understanding of the volatility associated with instruments of other similar entities. The risk-free interest rate is based on the U.S. Treasury Constant Maturity similar to the expected remaining life of the warrants. The expected life of the warrants is simulated based on management assumptions regarding the timing and likelihood of completing a business combination. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero. The assumptions used in calculating the estimated fair values represent the Company’s best estimate. However, inherent uncertainties are involved. If factors or assumptions change, the estimated fair values could be materially different.

The key inputs into the Monte Carlo simulation model for the Warrants were as follows at December 23, 2021:

Input	December 23, 2021
Expected term (years)	5.43
Expected volatility	13.20%
Risk-free interest rate	1.21%
Stock price	$9.88
Dividend yield	0.00%
Exercise price	$11.50

The key inputs into the Monte Carlo simulation model for the Warrants were as follows at December 31, 2021:

Input	December 31, 2021
Expected term (years)	5.40
Expected volatility	11.70%
Risk-free interest rate	1.20%
Stock price	$9.90
Dividend yield	0.00%
Exercise price	$11.50

The following table sets forth a summary of the changes in the fair value of the Level 3 warrant liability for the year ended December 31, 2021:

Warrant Liability
Fair value as of December 31, 2020	$—
Initial fair value of warrant liability upon modification	6,000,476
Change in fair value	(956,035)
Fair value as of December 31, 2021	$5,044,441

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

Underwriting Agreement

The underwriters were paid a cash underwriting discount of 2.0% of the gross proceeds of the IPO, or $5,520,000 in the aggregate. In addition, the underwriters are entitled to a deferred fee of 3.5% of the gross proceeds of the IPO, or $9,660,000.

Business Combination Agreement

On November 29, 2021, the Company entered into an agreement and plan of merger (the “Merger Agreement”) by and among the Company, ADEX Merger Sub, LLC, a Delaware limited liability company and a wholly owned direct subsidiary of the Company (“Merger Sub”), and GRIID. On December 23, 2021 the parties to the Merger Agreement amended the Merger Agreement. The Merger Agreement, as amended, provides, among other things, that on the terms and subject to the conditions set forth therein, Merger Sub will merge with and into GRIID (the “Merger”), the separate limited liability company existence of Merger Sub will cease and GRIID, as the surviving company of the Merger, will continue its existence under the Limited Liability Company Act of the State of Delaware as a wholly owned subsidiary of the Company.

The Merger Agreement and the transactions contemplated thereby were unanimously approved by the board of directors of the Company and the board of managers of GRIID.

At the closing of the Merger (the “Closing”), the limited liability company membership interests of Merger Sub will be converted into an equivalent limited liability company membership interest in GRIID and each limited liability company membership unit of GRIID that is issued and outstanding immediately prior to the effective time of the merger will automatically be converted into and become the right to receive such unit’s proportionate share, as determined in accordance with the Merger Agreement, of 308,100,000 shares of the Company’s common stock.

The parties to the Merger Agreement have agreed to customary representations and warranties for transactions of this type. Additionally, under the Merger Agreement, the obligations of the parties to consummate the Merger are subject to the satisfaction or waiver of certain customary closing conditions.

The Merger Agreement includes a remedy of specific performance for the parties. The Merger Agreement may be terminated under certain customary circumstances at any time prior to the Closing, including, (i) by mutual written consent of GRIID and the Company, or (ii) by the Company or GRIID, if (a) the Closing has not occurred by May 29, 2022 (subject to extension for 60 days or 90 days in certain circumstances), (b) the other party has breached any of its representations, warranties, covenants or agreements in the Merger Agreement and such breach has caused the failure of the closing condition related to the accuracy of such other party’s representations and warranties or such other party’s compliance with its covenants (subject to a cure period), (c) any governmental entity has issued a final, non-appealable order or taken any other action permanently enjoining, restraining or otherwise prohibiting the transactions contemplated by the Merger Agreement, (d) the Company’s stockholder meeting to vote on the Merger has been held and the ADEX Stockholder Approval has not been obtained or (e) the GRIID Written Consent has not been obtained in the time period set forth in the Merger Agreement.

If the Merger Agreement is validly terminated, none of the parties to the Merger Agreement will have any liability or any further obligation under the Merger Agreement other than customary confidentiality obligations, except in the case of Willful Breach or Fraud (each, as defined in the Merger Agreement).

Vendor Agreements

On August 17, 2021, the Company entered into a master services agreement  (the “Evolve Agreement”) with Evolve Security, LLC (“Evolve”) for cybersecurity due diligence services related to the Merger. Under the Evolve Agreement, the Company paid Evolve $55,000.

On August 17, 2021, the Company entered into an engagement letter  (the “Edelstein Letter”) with Edelstein & Company, LLP (“Edelstein”) for accounting due diligence services related to the Merger. Under the Edelstein Letter, Edelstein estimated its fees payable by the Company to be $16,000.

On August 17, 2021, the Company entered into an engagement letter (the “Lincoln Letter”) with Lincoln International LLC (“Lincoln”) for fairness opinion services related to the Merger. Under the Lincoln Letter, Lincoln will be entitled to receive a contingent fee in the amount of $500,000 plus expenses upon the consummation of the Merger.

On August 18, 2021, the Company entered into a consulting agreement (the “Consulting Agreement”) with Arthur D. Little LLC (“ADL”) for technical and commercial due diligence services related to the Merger. Under the Consulting Agreement, ADL will receive a contingent fee in the amount of $250,000 plus expenses upon the consummation of the Merger.

On September 13, 2021, the Company entered into an engagement letter (the “M&A Engagement Letter”) with Wells Fargo Securities, LLC (“Wells”), pursuant to which Wells would serve as financial advisor in connection with contemplated acquisitions made by the Company. Under the M&A Engagement Letter, Wells would receive $3,500,000 upon the consummation of a business combination, and would be entitled to 30% of any break-up fee the Company receives upon the termination of a business combination agreement.

On September 14, 2021, the Company entered into engagement letters relating to a private investment in public equity (“PIPE”) financing (the “PIPE Engagement Letter”) and capital markets advisory services (the “Capital Markets Engagement Letter”), each with Wells. Under the PIPE Engagement Letter, Wells would receive a contingent fee equal to 4% of the gross proceeds of securities sold in the PIPE plus expenses. The Company will be obligated to pay an additional $1,500,000 if the gross proceeds of securities sold in a PIPE is above $100,000,000. Under the Capital Markets Engagement Letter, Wells would receive $3,500,000 upon the consummation of a business combination.

As of December 31, 2021, the Company had incurred legal fees related to the Merger of approximately $2,500,000. These fees will only become due and payable upon the consummation of the Merger.

Note 8 — Stockholders’ Equity (Deficit)

Preferred Stock— The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2021 and 2020, there were no shares of preferred stock issued or outstanding.

Common Stock— The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. As of December 31, 2021 and 2020, there were 6,900,000 shares of common stock issued and outstanding, excluding 27,600,000 and zero shares of common stock, respectively, subject to possible redemption.

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

If the Company calls the warrants for redemption as described above, management will have the option to require any holder that wishes to exercise its warrant including the holders (other than the original holders) of the Private Placement Warrants to do so on a “cashless basis.” In determining whether to require all holders to exercise their warrants on a “cashless basis,” management will consider, among other factors, the Company’s cash position, the number of warrants that are outstanding and the dilutive effect on the stockholders of issuing the maximum number of shares of common stock issuable upon the exercise of the warrants. If management takes advantage of this option, all holders of warrants would pay the exercise price by surrendering their warrants for that number of shares of common stock equal to the quotient obtained by dividing (x) the product of the number of shares of common stock underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” for this purpose shall mean the average reported last sale price of the common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of warrants. If management takes advantage of this option, the notice of redemption will contain the information necessary to calculate the number of shares of common stock to be received upon exercise of the warrants, including the “fair market value” in such case. Requiring a cashless exercise in this manner will reduce the number of shares to be issued and thereby lessen the dilutive effect of a warrant redemption. If the Company calls the warrants for redemption and management does not take advantage of this option, the holders of the Private Placement Warrants and their permitted transferees would still be entitled to exercise their Private Placement Warrants for cash or on a cashless basis using the same formula described above that other warrant holders would have been required to use had all warrant holders been required to exercise their warrants on a cashless basis.

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

Note 9 — Income Tax

The Company’s net deferred tax assets are as follows:

	December 31, 2021	December 31, 2020
Deferred tax assets:
Organizational costs/Startup expenses	$152,798	$111
Federal net operating loss carryforwards	17,851	—
Total deferred tax assets	170,650	111
Valuation allowance	(170,650)	(111)
Deferred tax assets, net of allowance	$—	$—

The income tax provision consists of the following:

	December 31, 2021	December 31, 2020
Federal
Current	$—	$—
Deferred	170,539	111

State
Current	—	—
Deferred	—	—
Change in valuation allowance	(170,539)	(111)
Income tax provision	$—	$—

As of December 31, 2021 and 2020, the Company had $85,006 and zero U.S. federal net operating loss carryovers available to offset future taxable income, which do not expire.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year December 31, 2021 and 2020, the change in the valuation allowance was $170,539 and $111, respectively.

Reconciliations of the federal income tax rate to the Company’s effective tax rate at December 31, 2021 and 2020 are as follows:

	December 31, 2021	December 31, 2020
Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	0.0%	0.0%
Change in fair value of warrants	7.6%	0.0%
Acquisition related expenses	-22.1%	0.0%
Change in valuation allowance	-6.5%	-21.0%
Income tax provision	—%	—%

In certain cases, the Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities. The Company files federal and state income tax returns in jurisdictions with varying statutes of limitations. The 2020 through 2021 tax years generally remain subject to examination by federal and state tax authorities.

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Other than as described in these financial statements, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.