Form 10-Q
period 2022-03-31
Adit EdTech Acquisition Corp.
filed 2022-05-16
CIK 1830029

f

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 16, 2022, there were 34,500,000 outstanding shares of the registrant’s common stock, $0.0001 par value per share.

ADIT EDTECH ACQUISITION CORP.

Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ADIT EDTECH ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets
Current Assets:
Cash	$247,691	$462,274
Prepaid expenses	212,158	265,282
Total current assets	459,849	727,556
Prepaid expenses, non-current	—	14,384
Cash and securities held in Trust Account	276,026,894	276,115,444
Total Assets	$276,486,743	$276,857,384
Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit
Current Liabilities:
Accrued offering costs and expenses	$3,282,797	$3,153,755
Due to related party	48,986	18,986
Working capital loan - related party	150,000	150,000
Total current liabilities	3,481,783	3,322,741
Warrant liability	3,297,022	5,044,441
Deferred underwriting discount	9,660,000	9,660,000
Total liabilities	16,438,805	18,027,182
Commitments
Common stock subject to possible redemption, 27,600,000 shares at redemption value	276,000,000	276,000,000
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 6,900,000 shares issued and outstanding (excluding 27,600,000 shares at redemption value), respectively	690	690
Additional paid-in capital	—	—
Accumulated deficit	(15,952,752)	(17,170,488)
Total Stockholders’ Deficit	(15,952,062)	(17,169,798)
Total Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$276,486,743	$276,857,384

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADIT EDTECH ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31, 2022	For the Three Months Ended March 31, 2021
Formation and operating costs	$602,133	$90,213
Loss from operations	(602,133)	(90,213)
Other income:
Change in fair value of warrants	1,747,419	—
Trust interest income	72,450	40,259
Total other income	1,819,869	40,259
Net income (loss)	$1,217,736	$(49,954)
Basic and diluted weighted average shares outstanding, redeemable common stock	27,600,000	23,106,667
Basic and diluted net income (loss) per share	$0.04	$(0.00)
Basic and diluted weighted average shares outstanding, common stock	6,900,000	6,900,000
Basic and diluted net income (loss) per share	$0.04	$(0.00)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADIT EDTECH ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2022

	Common Stock		Additional	Accumulated	Total Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance as of January 1, 2022	6,900,000	$690	$-	$(17,170,488)	$(17,169,798)
Net income	-	-	-	1,217,736	1,217,736
Balance as of March 31, 2022	6,900,000	$690	$-	$(15,952,752)	$(15,952,062)

THREE MONTHS ENDED MARCH 31, 2021

	Common Stock		Additional	Accumulated	Total Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Equity (Deficit)
Balance as of January 1, 2021	6,900,000	$690	$24,310	$(526)	$24,474
Proceeds allocated to Private Placement Warrants			7,270,000		7,270,000
Subsequent remeasurement under ASC 480-10-S99			(7,294,310)	(8,521,776)	(15,816,086)
Net loss	-	-	-	(49,954)	(49,954)
Balance as of March 31, 2021	6,900,000	$690	$-	$(8,572,256)	$(8,571,566)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADIT EDTECH ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31, 2022	For the Three Months Ended March 31, 2021
Cash flows from operating activities:
Net income (loss)	$1,217,736	$(49,954)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of warrants	(1,747,419)	—
Interest earned on cash and marketable securities held in Trust Account	(72,450)	(40,259)
Changes in operating assets and liabilities:
Prepaid expenses	67,508	(498,904)
Deferred legal fees	2,849,885
Accrued offering costs and expenses	(2,720,843)	168,983
Due to related party	30,000	213
Net cash used in operating activities	(375,583)	(419,921)
Cash flows from investing activities:
Investment held in Trust Account	—	(276,000,000)
Cash withdrawn from Trust Account to pay franchise tax and income taxes	161,000	—
Net cash provided by (used in) investing activities	161,000	(276,000,000)
Cash flows from financing activities:
Proceeds from Initial Public Offering, net of underwriters’ fees	—	270,480,000
Proceeds from private placement	—	7,270,000
Payments of offering costs	—	(636,086)
Net cash provided by financing activities	—	277,113,914
Net change in cash	(214,583)	693,993
Cash, beginning of the period	462,274	35,614
Cash, end of the period	$247,691	$729,607
Supplemental disclosure of noncash investing and financing activities:
Deferred underwriting commissions charged to additional paid-in capital	$—	$9,660,000
Initial value of common stock subject to possible redemption	$—	$276,000,000
Deferred offering costs paid by Sponsor loan	$—	$18,773

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADIT EDTECH ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The Company has one wholly owned subsidiary, ADEX Merger Sub, LLC, a Delaware limited liability company incorporated on November 24, 2021. There has been no activity since inception.

The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

The Company has selected December 31 as its fiscal year end.

As of March 31, 2022, the Company had not commenced any operations. All activity for the period from October 15, 2020 (inception) through March 31, 2022 relates to the Company’s formation and the initial public offering (“IPO”), which is described below, and since the closing of the IPO, the search for a prospective initial Business Combination (see Note 7). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO and change in the fair value of its Private Placement Warrants derivative liability.

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

Initial Business Combination

The Company will provide its holders of the outstanding Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Public Shares subject to redemption are recorded at redemption value and classified as temporary equity upon the completion of the IPO in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”

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

 Liquidity and Capital Resources

As of March 31, 2022, the Company had approximately $0.2 million in its operating bank account, and a working capital deficit of $3.0 million, excluding approximately $26,000 in franchise tax payable that can be paid through the interest income earned on Trust Account.

Prior to the completion of the IPO, the Company’s liquidity needs had been satisfied through a payment from the Sponsor of $25,000 (see Note 5) for the Founder Shares to cover certain offering costs, and the loan under an unsecured promissory note from the Sponsor of $150,000 (see Note 5). Subsequent to the consummation of the IPO and sale of Private Placement Warrants, the Company’s liquidity needs have been satisfied through the proceeds from the consummation of the sale of Private Placement Warrants not held in the Trust Account.

In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or the Company’s officers and directors or their affiliates may, but are not obligated to, provide the Company Working Capital Loans (as defined below) (see Note 5).

Going Concern Consideration

The Company anticipates that the approximately $0.2 million in its operating bank account as of March 31, 2022 will not be sufficient to allow the Company to operate for at least the next 12 months, assuming that a business combination is not consummated during that time. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern one year from the issuance date of the condensed financial statements. Management plans to address this uncertainty through loans from its Sponsor, officers, directors, or third parties. None of the Sponsor, officers or directors are under any obligation to advance funds to, or to invest in, the Company. There is no assurance that the Company’s plans to raise capital or to consummate a business combination will be successful. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair presentation of the balances and results for the periods presented. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 10-K filed by the Company with the SEC on March 18, 2022. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, ADEX Merger Sub, LLC. There has been no intercompany activity since inception.

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

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.

Cash and Securities Held in Trust Account

Cash and securities held in Trust Account consist of United States treasury securities. The Company classifies its United States Treasury securities as held-to-maturity in accordance with ASC Topic 320, “Investments—Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts.

A decline in the market value of held-to-maturity securities below cost that is deemed to be other than temporary results in an impairment that reduces the carrying costs to such securities’ fair value. The impairment is charged to earnings and a new cost basis for the security is established. To determine whether an impairment is other than temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and the duration of the impairment, changes in value subsequent to year-end, forecasted performance of the investee, and the general market condition in the geographic area or industry the investee operates in.

Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective-interest method. Such amortization and accretion is included in the “Trust interest income” line item in the statements of operations. Trust interest income is recognized when earned.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheets. The fair values of cash and promissory note to related party are estimated to approximate the carrying values as of March 31, 2022 and December 31, 2021 due to the short maturities of such instruments.

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

 Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At March 31, 2022 and December 31, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Common Stock Subject to Possible Redemption

All of the 27,600,000 shares of common stock sold as part of the Units (see Note 3) contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with a Business Combination and in connection with certain amendments to the Company’s amended and restated articles of incorporation. In accordance with ASC 480-10-S99, redemption provisions not solely within the control of the Company require shares of common stock subject to redemption to be classified outside of permanent equity. Therefore, all 27,600,000 shares of common stock were classified outside of permanent equity as of March 31, 2022 and December 31, 2021.

The Company recognizes changes in redemption value immediately as they occur upon the IPO and will adjust the carrying value of redeemable shares of common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable shares of common stock are recorded as charges against additional paid-in capital and accumulated deficit.

Net Income (Loss) Per Share of Common Stock

The Company has two categories of shares, which are referred to as redeemable shares of common stock and non-redeemable shares of common stock. Earnings and losses are shared pro rata between the two categories of shares. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each category for the three months ended March 31, 2022 and 2021:

For the three months ended March 31, 2022	Redeemable	Non-Redeemable
Allocation of net income including shares of common stock subject to possible redemption	$974,189	$243,547
Weighted average redeemable common stock outstanding	27,600,000	6,900,000
Basic and diluted net income per share of common stock	$0.04	$0.04

For the three months ended March 31, 2021	Redeemable	Non-Redeemable
Allocation of net loss including shares of common stock subject to possible redemption	$(38,467)	$(11,487)
Weighted average redeemable common stock outstanding	23,106,667	6,900,000
Basic and diluted net loss per share of common stock	$(0.00)	$(0.00)

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

At March 31, 2022 and December 31, 2021, the Company has evaluated both the Public Warrants (as defined below) and Private Placement Warrants under ASC 480 and ASC 815-40. Such guidance provides that because the Private Placement Warrants do not meet the criteria for equity treatment thereunder, each Private Placement Warrant must be recorded as a liability. Accordingly, the Company classified each Private Placement Warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s condensed statements of operations. The Private Placement Warrants had met the requirement for equity accounting treatment when initially issued. On the date of IPO, the Company’s Private Placement Warrants met the criteria for equity classification. On December 23, 2021, the Private Placement Warrants were modified such that the Private Placement Warrants no longer meet the criteria for equity treatment. As such, the Private Placement Warrants were treated as derivative liability instruments from the date of the modification.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the unaudited condensed consolidated financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the Company’s condensed consolidated financial statements and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of operations and/or search for a target company, the specific impact is not readily determinable as of the date of the condensed consolidated financial statements. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed consolidated financial statements.

Note 3 — Initial Public Offering

Pursuant to the IPO on January 14, 2021, the Company sold 24,000,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one share of common stock and one-half of one warrant to purchase one share of common stock (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment.

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

As of March 31, 2022 and December 31, 2021, common stock subject to possible redemption reflected on the condensed consolidated balance sheets are reconciled in the following table:

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

Each Private Placement Warrant will entitle the holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment. The proceeds from the Private Placement Warrants were added to the proceeds from the IPO held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

On December 23, 2021, the Company amended the warrant agreement entered into on January 11, 2021, with Continental Stock Transfer & Trust Company, a New York corporation, as warrant agent, to modify certain provisions to conform with applicable disclosure contained in the Company’s final prospectus filed with the SEC on January 13, 2021. Pursuant to the amended Private Placement Warrant agreement, a Private Placement Warrant will not be redeemable by the Company for so long as it is held by its initial purchaser or a permitted transferee of such purchaser. After giving effect to the amended Private Placement Warrant agreement, the Private Placement Warrants qualify for liability classification. The difference in its fair value immediately before and after the modification was recognized as an equity issuance cost and charged to additional paid-in capital.

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

Due to Related Parties

As of March 31, 2022 and December 31, 2021, one related party paid an aggregate of approximately $50,000 and $20,000, respectively, on behalf of the Company to pay for offering and operating costs.

Promissory Note — Related Party

On October 23, 2020, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $150,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) June 30, 2021, (ii) the consummation of the IPO, (iii) the abandonment of the IPO and (iv) an Event of Default (as defined in the Promissory Note). As of December 31, 2020, the Company had borrowed $150,000 under the Promissory Note. On July 28, 2021, the Company repaid $150,000 to the Sponsor under the Promissory Note. There was no outstanding balance under the Promissory Note as of March 31, 2022 and December 31, 2021.

On August 6, 2021, the Company issued a new unsecured promissory note to the Sponsor in connection with a Working Capital Loan (as defined below) made by the Sponsor to the Company pursuant to which the Company may borrow up to $300,000 in the aggregate (the “New Promissory Note”). The note is non-interest bearing and payable on the earlier of (i) January 14, 2023 or (ii) the effective date of a Business Combination. Any amounts outstanding under the note are convertible into warrants, at a price of $1.00 per warrant at the option of the Sponsor, the terms of which shall be identical to the Private Placement Warrants. As of March 31, 2022 and December 31, 2021, the Company borrowed $150,000 under the note.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the initial stockholders, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $2,000,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of March 31, 2022 and December 31, 2021, a Working Capital Loan was outstanding in the amount of $150,000 under the New Promissory Note, as detailed under the heading “Promissory Note – Related Party.”

Administrative Service Fee

The Company entered into an agreement whereby, commencing on January 11, 2021, the Company has agreed to pay the Sponsor or an affiliate of the Sponsor an amount up to a total of $10,000 per month for office space, utilities, secretarial support and administrative services. During each of the three months ended March 31, 2022 and 2021, under such agreement, the Company incurred $30,000 in total, which is included in due to related party on the accompanying balance sheet as of March 31, 2022. Upon completion of the initial Business Combination or liquidation, the Company will cease paying these monthly fees.

Note 6 — Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	March 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Warrant liability – Private Placement Warrants	$3,297,022	$—	$—	$3,297,022
	$3,297,022	$—	$—	$3,297,022

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Warrant liability – Private Placement Warrants	$5,044,441	$—	$—	$5,044,441
	$5,044,441	$—	$—	$5,044,441

Cash and securities held in Trust Account

As of March 31, 2022, investment in the Company’s Trust Account consisted of approximately $1,000 in U.S. Money Market funds and approximately $276.0 million, in U.S. treasury securities. As of December 31, 2021, investment in the Company’s Trust Account consisted of approximately $1,000 in U.S. Money Market funds and approximately $276.1 million, in U.S. treasury securities. The Company classifies its U.S.  treasury securities as held-to-maturity in accordance with ASC 320, “Investments — Debt and Equity Securities”. Held-to-maturity treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts. The Company considers all investments with original maturities of more than three months but less than one year to be short-term investments. The carrying value approximates the fair value due to its short-term maturity.

The carrying value, excluding gross unrealized holding loss and fair value of held to maturity securities on March 31, 2022 and December 31, 2021 are as follows:

	Carrying Value/Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of March 31, 2022
U.S. Money Market	$1,238	$—	$—	$1,238
U.S. Treasury Securities	276,025,656	—	4,218	276,021,438
	$276,026,894	$—	$4,218	$276,022,676

	Carrying Value/Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of December 31, 2021
U.S. Money Market	$979	$—	$—	$979
U.S. Treasury Securities	276,114,465	4,535	—	276,119,000
	$276,115,444	$4,535	$—	$276,119,979

Warrant liability - Private Placement Warrants

The estimated fair value of the Private Placement Warrants was determined using Level 3 inputs. Inherent in a Monte-Carlo simulation model are assumptions related to expected stock-price volatility (pre-merger and post-merger), expected term, dividend yield and risk-free interest rate. The Company estimates the volatility of its common stock based on management’s understanding of the volatility associated with instruments of other similar entities. The risk-free interest rate is based on the U.S. Treasury Constant Maturity similar to the expected remaining life of the Private Placement Warrants. The expected life of the Private Placement Warrants is simulated based on management assumptions regarding the timing and likelihood of completing a Business Combination. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero. The assumptions used in calculating the estimated fair values represent the Company’s best estimate. However, inherent uncertainties are involved. If factors or assumptions change, the estimated fair values could be materially different.

The key inputs into the Monte Carlo simulation model for the Private Placement Warrants were as follows at December 23, 2021:

Input	December 23, 2021
Expected term (years)	5.43
Expected volatility	13.20%
Risk-free interest rate	1.21%
Stock price	$9.88
Dividend yield	0.00%
Exercise price	$11.50

The key inputs into the Monte Carlo simulation model for the Private Placement Warrants were as follows at March 31, 2022 and December 31, 2021:

Input	March 31, 2022	December 31, 2021
Expected term (years)	5.26	5.40
Expected volatility	6.5%	11.70%
Risk-free interest rate	2.42%	1.20%
Stock price	$9.88	$9.90
Dividend yield	0.00%	0.00%
Exercise price	$11.50	$11.50

The following table sets forth a summary of the changes in the Level 3 fair value classification:

Warrant Liability
Fair value as of December 31, 2021	$5,044,441
Change in fair value	(1,747,419)
Fair value as of March 31, 2022	$3,297,022

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

Note 8 — Stockholders’ Deficit

Preferred Stock— The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Common Stock— The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were 34,500,000 shares of common stock issued and outstanding, including 27,600,000 shares of common stock subject to possible redemption.

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
•

if, and only if, the reported last sale price of the common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like), for any 20 trading days within a 30 trading day period commencing once the warrants become exercisable and ending commencing once the warrants become exercisable and ending three business days before the Company sends the notice of redemption to the warrant holders.

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

The Company has established the last of the redemption criteria discussed above to prevent a redemption call unless there is at the time of the call a significant premium to the warrant exercise price. If the foregoing conditions are satisfied and the Company issues a notice of redemption of the warrants, each warrant holder will be entitled to exercise its warrant prior to the scheduled redemption date. However, the price of the common stock may fall below the $18.00 redemption trigger price as well as the $11.50 (for whole shares) warrant exercise price after the redemption notice is issued.

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

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed consolidated financial statements were issued. Based upon this review, the Company did not identify any subsequent events other than noted below that would have required adjustment or disclosure in the condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “Adit EdTech Acquisition Corp.,” “our,” “us” or “we” refer to Adit EdTech Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report on Form 10-Q. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

The issuance of additional shares of our common stock in a Business Combination:

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

We paid a total of approximately $5.5 million in underwriting discounts and commissions and approximately $0.6 million for other costs and expenses related to the IPO.

Results of Operations

Our entire activity since inception up to March 31, 2022 relates to our formation, the Initial Public Offering and, since the closing of the Initial Public Offering, a search for a Business Combination candidate. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest.

For the three months ended March 31, 2022, we had net income of approximately $1.2 million, which consisted of approximately $0.6 million in formation and operating costs, offset by approximately $0.1 million in interest earned on marketable securities held in the Trust Account and change in fair value of warrant liability of approximately $1.7 million.

For the three months ended March 31, 2021, we had net loss of approximately $50,000, which consisted of approximately $90,000 in formation and operating costs, offset by approximately $40,000 in interest earned on marketable securities held in the Trust Account.

Liquidity and Capital Resources

As of March 31, 2022, we had approximately $0.2 million in our operating bank account, and a working capital deficit of approximately $3.0 million, excluding the franchise tax payable that can be paid through the interest income earned on Trust Account.

Prior to the completion of the Initial Public Offering, our liquidity needs had been satisfied through a capital contribution from the Sponsor of $25,000 in exchange for Founder Shares, to cover certain offering costs, and a loan under an unsecured promissory note from the Sponsor of $150,000. Subsequent to the consummation of the Initial Public Offering and Private Placement, our

liquidity needs have been satisfied through the proceeds from the consummation of the Private Placement Warrants not held in the Trust Account.

In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans.

On August 6, 2021, the Company issued an unsecured promissory note to the Sponsor in connection with a Working Capital Loan made by the Sponsor to the Company pursuant to which the Company may borrow up to $300,000 in the aggregate. The note is non-interest bearing and payable on the earlier to occur of (i) January 14, 2023 or (ii) the effective date of a Business Combination. Any amounts outstanding under the note are convertible into warrants, at a price of $1.00 per warrant at the option of the Sponsor, the terms of which shall be identical to the Private Placement Warrants. As of March 31, 2022, the Company borrowed $150,000 under the note.

Going Concern Consideration

The Company anticipates that the approximately $0.2 million in its operating bank account as of March 31, 2022 will not be sufficient to allow the Company to operate for at least the next 12 months, assuming that a business combination is not consummated during that time. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern one year from the issuance date of the financial statements. Management plans to address this uncertainty through loans from its Sponsor, officers, directors, or third parties. None of the Sponsor, officers or directors are under any obligation to advance funds to, or to invest in, the Company. There is no assurance that the Company’s plans to raise capital or to consummate a business combination will be successful. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Financing Arrangements

As of March 31, 2022, we did not have any off-balance sheet arrangements. We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any non-financial assets.

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

Contractual Obligations

At March 31, 2022, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than what is disclosed in the condensed balance sheet.

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

Critical Accounting Policies

Management’s discussion and analysis of our results of operations and liquidity and capital resources are based on our unaudited condensed consolidated financial information. We describe our significant accounting policies in Note 2 - Significant Accounting Policies, of the Notes to Financial Statements included in this Quarterly Report on Form 10-Q. Our unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. Certain of our accounting policies require that management apply significant judgments in defining the appropriate assumptions integral to financial estimates. On an ongoing basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with U.S. GAAP. Judgments are based on historical experience, terms of existing contracts, industry trends and information available from outside sources, as appropriate. However, by their nature, judgments are subject to an inherent degree of uncertainty, and, therefore, actual results could differ from our estimates.

We have identified the following as our critical accounting policies:

Common Stock Subject to Possible Redemption

All of the 27,600,000 shares of common stock sold as part of the Units contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with a Business Combination and in connection with certain amendments to the Company’s amended and restated articles of incorporation. In accordance with ASC 480-10-S99, redemption provisions not solely within the control of the Company require shares of common stock subject to redemption to be classified outside of permanent equity. Therefore, all 27,600,000 shares of common stock were classified outside of permanent equity as of March 31, 2022 and December 31, 2021.

The Company recognizes changes in redemption value immediately as they occur upon the IPO and will adjust the carrying value of redeemable shares of common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable shares of common stock are recorded as charges against additional paid-in capital and accumulated deficit.

Net Income (Loss) Per Share of Common Stock

The Company has two categories of shares, which are referred to as redeemable shares of common stock and non-redeemable shares of common stock. Earnings and losses are shared pro rata between the two categories of shares for the three months ended March 31, 2022 and 2021.

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

At March 31, 2022, the Company has evaluated both the Public Warrants and Private Placement Warrants under ASC 480 and ASC 815-40. Such guidance provides that because the Private Placement Warrants do not meet the criteria for equity treatment thereunder, each Private Placement Warrant must be recorded as a liability. Accordingly, the Company classified each warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statements of operations. The Private Placement Warrants had met the requirement for equity accounting treatment when initially issued. On December 23, 2021, the Private Placement Warrants were modified such that the Private Placement Warrants no longer meet the criteria for equity treatment. As such, the Private Placement Warrants were treated as derivative liability instruments from the date of the modification.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As of March 31, 2022, we were not subject to any market or interest rate risk. Following the consummation of our IPO, the net proceeds of our IPO, including amounts in the trust account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2022, due to the material weakness in accounting for complex financial instruments. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles.

Management has identified a material weakness in internal controls related to the accounting for complex financial instruments. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to continue to enhance our system of evaluating and implementing the accounting standards that apply to our condensed consolidated financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex financial instruments and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended of March 31, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None

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

Adit EdTech Acquisition Corp.
Dated: May 16, 2022	/s/ David L. Shrier
David L. Shrier Chief Executive Officer and Chairman (Principal Executive Officer)

Dated: May 16, 2022	/s/ John J. D’Agostino
John J. D’Agostino Chief Financial Officer (Principal Financial Officer and Accounting Officer)