Form 10-Q
period 2022-06-30
Adit EdTech Acquisition Corp.
filed 2022-08-15
CIK 1830029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 12, 2022, there were 34,500,000 outstanding shares of the registrant’s common stock, $0.0001 par value per share.

ADIT EDTECH ACQUISITION CORP.

Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ADIT EDTECH ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current Assets:
Cash	$123,640	$462,274
Prepaid expenses	153,125	265,282
Total current assets	276,765	727,556
Prepaid expenses, non-current	—	14,384
Cash and securities held in Trust Account	276,401,240	276,115,444
Total Assets	$276,678,005	$276,857,384
Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit
Current Liabilities:
Accrued offering costs and expenses	$3,613,233	$3,153,755
Due to related party	78,986	18,986
Income taxes payable	22,636	—
Working capital loan - related party	150,000	150,000
Total current liabilities	3,864,855	3,322,741
Warrant liability	373,701	5,044,441
Deferred underwriting discount	9,660,000	9,660,000
Total liabilities	13,898,556	18,027,182
Commitments
Common stock subject to possible redemption, 27,600,000 shares at redemption value	276,239,154	276,000,000
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 6,900,000 shares issued and outstanding (excluding 27,600,000 shares at redemption value), respectively	690	690
Additional paid-in capital	—	—
Accumulated deficit	(13,460,395)	(17,170,488)
Total Stockholders’ Deficit	(13,459,705)	(17,169,798)
Total Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$276,678,005	$276,857,384

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADIT EDTECH ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Formation and operating costs	$543,520	$135,127	$1,145,653	$225,340
Loss from operations	(543,520)	(135,127)	(1,145,653)	(225,340)
Other income
Change in fair value of warrants	2,923,321	—	4,670,740	—
Trust interest income	374,346	15,538	446,796	55,797
Total other income, net	3,297,667	15,538	5,117,536	55,797
Income (Loss) before provision for income taxes	2,754,147	(119,589)	3,971,883	(169,543)
Provision for income taxes	(22,636)	—	(22,636)	—
Net income (loss)	$2,731,511	$(119,589)	$3,949,247	$(169,543)

Basic and diluted weighted average shares outstanding, redeemable common stock	27,600,000	27,600,000	27,600,000	25,365,746
Basic and diluted net income (loss) per share	$0.08	$(0.00)	0.11	(0.01)
Basic and diluted weighted average shares outstanding, common stock	6,900,000	6,900,000	6,900,000	6,900,000
Basic and diluted net income (loss) per share	$0.08	$(0.00)	0.11	(0.01)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADIT EDTECH ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Common Stock		Additional	Accumulated	Total Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance as of January 1, 2022	6,900,000	$690	$-	$(17,170,488)	$(17,169,798)
Net income	-	-	-	1,217,736	1,217,736
Balance as of March 31, 2022	6,900,000	$690	$-	$(15,952,752)	$(15,952,062)
Net income	-	-	-	2,731,511	2,731,511
Accretion of carrying value to redemption value	-	-	-	(239,154)	(239,154)
Balance as of June 30, 2022	6,900,000	$690	$-	$(13,460,395)	$(13,459,705)

THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Common Stock		Additional	Accumulated	Total Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Equity (Deficit)
Balance as of January 1, 2021	6,900,000	$690	$24,310	$(526)	$24,474
Proceeds allocated to Private Placement Warrants			7,270,000		7,270,000
Subsequent remeasurement under ASC 480-10-S99			(7,294,310)	(8,521,776)	(15,816,086)
Net loss	-	-	-	(49,954)	(49,954)
Balance as of March 31, 2021	6,900,000	$690	$-	$(8,572,256)	$(8,571,566)
Net loss	-	-	-	(119,589)	(119,589)
Balance as of June 30, 2021	6,900,000	$690	$-	$(8,691,845)	$(8,691,155)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADIT EDTECH ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30, 2022	For the Six Months Ended June 30, 2021
Cash flows from operating activities:
Net income (loss)	$3,949,247	$(169,543)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of warrants	(4,670,740)	—
Interest earned on cash and marketable securities held in Trust Account	(446,796)	(55,797)
Changes in operating assets and liabilities:
Prepaid expenses	126,541	(422,752)
Income taxes payable	22,636	—
Accrued offering costs and expenses	459,478	165,885
Due to related party	60,000	213
Net cash used in operating activities	(499,634)	(481,994)
Cash flows from investing activities:
Investment held in Trust Account	—	(276,000,000)
Cash withdrawn from Trust Account to pay franchise tax and income taxes	161,000	—
Net cash provided by (used in) investing activities	161,000	(276,000,000)
Cash flows from financing activities:
Proceeds from Initial Public Offering, net of underwriters’ fees	—	270,480,000
Proceeds from private placement	—	7,270,000
Payments of offering costs	—	(636,086)
Net cash provided by financing activities	—	277,113,914
Net change in cash	(338,634)	631,920
Cash, beginning of the period	462,274	35,614
Cash, end of the period	$123,640	$667,534
Supplemental disclosure of noncash investing and financing activities:
Deferred underwriting commissions charged to additional paid-in capital	$—	$9,660,000
Initial value of common stock subject to possible redemption	$—	$276,000,000
Accretion of carrying value to redemption value	$239,154	$—
Deferred offering costs paid by Sponsor loan	$—	$18,773

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

As of June 30, 2022, the Company had not commenced any operations. All activity for the period from October 15, 2020 (inception) through June 30, 2022 relates to the Company’s formation and the initial public offering (“IPO”), which is described below, and since the closing of the IPO, the search for a prospective initial Business Combination (see Note 7). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO and change in the fair value of its Private Placement Warrants derivative liability.

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

 Liquidity and Capital Resources

As of June 30, 2022, the Company had approximately $0.1 million in its operating bank account, and a working capital deficit of $3.4 million, excluding approximately $139,450 in franchise tax payable and $22,636 in income taxes payable that can be paid through the interest income earned on Trust Account.

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

Going Concern Consideration

The Company anticipates that the approximately $0.1 million in its operating bank account as of June 30, 2022 will not be sufficient to allow the Company to operate for at least the next 12 months, assuming that a business combination is not consummated during that time. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern one year from the issuance date of the condensed financial statements. Management plans to address this uncertainty through loans from its Sponsor, officers, directors, or third parties. None of the Sponsor, officers or directors are under any obligation to advance funds to, or to invest in, the Company. There is no assurance that the Company’s plans to raise capital or to consummate a business combination will be successful. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair presentation of the balances and results for the periods presented. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 10-K filed by the Company with the SEC on March 18, 2022. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheets. The fair values of cash and promissory note to related party are estimated to approximate the carrying values as of June 30, 2022 and December 31, 2021 due to the short maturities of such instruments.

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

 Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At June 30, 2022 and December 31, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Common Stock Subject to Possible Redemption

All of the 27,600,000 shares of common stock sold as part of the Units (see Note 3) contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with a Business Combination and in connection with certain amendments to the Company’s amended and restated articles of incorporation. In accordance with ASC 480-10-S99, redemption provisions not solely within the control of the Company require shares of common stock subject to redemption to be classified outside of permanent equity. Therefore, all 27,600,000 shares of common stock were classified outside of permanent equity as of June 30, 2022 and December 31, 2021.

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

Net Income (Loss) Per Share of Common Stock

The Company has two categories of shares, which are referred to as redeemable shares of common stock and non-redeemable shares of common stock. Earnings and losses are shared pro rata between the two categories of shares. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each category for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
	Redeemable common stock	Non- redeemable common stock	Redeemable common stock	Non- redeemable common stock	Redeemable common stock	Non- redeemable common stock	Redeemable common stock	Non- redeemable common stock
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss)	$2,150,495	$537,624	$(95,671)	(23,918)	$3,124,684	$781,171	$(133,286)	(36,257)
Denominator:
Weighted Average Shares Outstanding including common stock subject to redemption	27,600,000	6,900,000	27,600,000	6,900,000	27,600,000	6,900,000	25,365,746	6,900,000
Basic and diluted net income (loss) per share	$0.08	$0.08	$(0.00)	(0.00)	$0.11	$0.11	$(0.01)	(0.01)

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

At June 30, 2022 and December 31, 2021, the Company has evaluated both the Public Warrants (as defined below) and Private Placement Warrants under ASC 480 and ASC 815-40. Such guidance provides that because the Private Placement Warrants do not meet the criteria for equity treatment thereunder, each Private Placement Warrant must be recorded as a liability. Accordingly, the Company classified each Private Placement Warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s condensed statements of operations. The Private Placement Warrants had met the requirement for equity accounting treatment when initially issued. On the date of IPO, the Company’s Private Placement Warrants met the criteria for equity classification. On December 23, 2021, the Private Placement Warrants were modified such that the Private Placement Warrants no longer meet the criteria for equity treatment. As such, the Private Placement Warrants were treated as derivative liability instruments from the date of the modification.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it. The Company’s effective tax rate was 2.40% and 0.00% for the three months ended June 30, 2022 and 2021, respectively, and 1.66% and 0.00% for the six months ended June 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended March 31, 2022 and 2021, due to changes in fair value in warrant liability, changes in fair value in the PIPE derivative liability, and the valuation allowance on the deferred tax assets.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

As of June 30, 2022 and December 31, 2021, common stock subject to possible redemption reflected on the condensed consolidated balance sheets are reconciled in the following table:

Gross proceeds from public issuance	$276,000,000
Less:
Proceeds allocated to public warrants	(16,771,351)
Common stock issuance costs	(14,849,933)
Plus:
Accretion of carrying value to redemption value	31,621,284
Common stock subject to possible redemption, December 31, 2021	276,000,000
Plus:
Accretion of carrying value to redemption value	239,154
Common stock subject to possible redemption, June 30, 2022	$276,239,154

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

Transactions with Company Officers

On April 17, 2021, Griid Holdco LLC, a Delaware limited liability company (“GRIID”), entered into an engagement letter and an incentive unit award agreement (together, the “consulting agreements”) with Deucalion Partners, LLC, an entity affiliated with John D’Agostino, the Company’s Chief Financial Officer. Pursuant to the consulting agreements, GRIID agreed to pay to such entity $

400,000 and grant such entity units representing a 0.5% profits interest in GRIID. The cash payment will become due and payable on the earlier to occur of: (i) April 26, 2022 and (ii) the date on which GRIID consummates a merger with a special purpose acquisition company, qualified initial public offering, or other change of control transaction (each, a “qualifying transaction”). The units will vest as to one-fourth on April 16, 2022, and 1/36th on the 17th day of each month thereafter, subject to such entity’s continued service through such vesting dates; provided, however, that any unvested units shall fully vest upon a qualifying transaction.

Due to Related Parties

As of June 30, 2022 and December 31, 2021, one related party paid an aggregate of approximately $80,000 and $20,000, respectively, on behalf of the Company to pay for offering and operating costs.

Promissory Note — Related Party

On October 23, 2020, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $150,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) June 30, 2021, (ii) the consummation of the IPO, (iii) the abandonment of the IPO and (iv) an Event of Default (as defined in the Promissory Note). As of December 31, 2020, the Company had borrowed $150,000 under the Promissory Note. On July 28, 2021, the Company repaid $150,000 to the Sponsor under the Promissory Note. There was no outstanding balance under the Promissory Note as of June 30, 2022 and December 31, 2021.

On August 6, 2021, the Company issued a new unsecured promissory note to the Sponsor in connection with a Working Capital Loan (as defined below) made by the Sponsor to the Company pursuant to which the Company may borrow up to $300,000 in the aggregate (the “New Promissory Note”). The note is non-interest bearing and payable on the earlier of (i) January 14, 2023 or (ii) the effective date of a Business Combination. Any amounts outstanding under the note are convertible into warrants, at a price of $1.00 per warrant at the option of the Sponsor, the terms of which shall be identical to the Private Placement Warrants. As of June 30, 2022 and December 31, 2021, the Company borrowed $150,000 under the note.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the initial stockholders, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $2,000,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2022 and December 31, 2021, a Working Capital Loan was outstanding in the amount of $150,000 under the New Promissory Note, as detailed under the heading “Promissory Note – Related Party.”

Administrative Service Fee

The Company entered into an agreement whereby, commencing on January 11, 2021, the Company has agreed to pay the Sponsor or an affiliate of the Sponsor an amount up to a total of $10,000 per month for office space, utilities, secretarial support and administrative services. During each of the three and six months ended June 30, 2022 and 2021, under such agreement, the Company incurred $30,000 and $60,000, respectively, in total, which is included in due to related party on the accompanying balance sheet as of June 30, 2022. Upon completion of the initial Business Combination or liquidation, the Company will cease paying these monthly fees.

Note 6 — Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	June 30,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Warrant liability – Private Placement Warrants	$373,701	$—	$—	$373,701
	$373,701	$—	$—	$373,701

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Warrant liability – Private Placement Warrants	$5,044,441	$—	$—	$5,044,441
	$5,044,441	$—	$—	$5,044,441

Cash and securities held in Trust Account

As of June 30, 2022, investment in the Company’s Trust Account consisted of approximately $2,281 in U.S. Money Market funds and approximately $276.4 million, in U.S. treasury securities. As of December 31, 2021, investment in the Company’s Trust Account consisted of approximately $1,000 in U.S. Money Market funds and approximately $276.1 million, in U.S. treasury securities. The Company classifies its U.S.  treasury securities as held-to-maturity in accordance with ASC 320, “Investments — Debt and Equity Securities”. Held-to-maturity treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts. The Company considers all investments with original maturities of more than three months but less than one year to be short-term investments. The carrying value approximates the fair value due to its short-term maturity.

The carrying value, excluding gross unrealized holding loss and fair value of held to maturity securities on June 30, 2022 and December 31, 2021 are as follows:

	Carrying Value/Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of June 30, 2022
U.S. Money Market	$2,281	$—	$—	$2,281
U.S. Treasury Securities	276,398,959	—	25,149	276,373,810
	$276,401,240	$—	$4,218	$276,376,091

	Carrying Value/Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of December 31, 2021
U.S. Money Market	$979	$—	$—	$979
U.S. Treasury Securities	276,114,465	4,535	—	276,119,000
	$276,115,444	$4,535	$—	$276,119,979

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

The key inputs into the Monte Carlo simulation model for the Private Placement Warrants were as follows at December 23, 2021:

Input	December 23, 2021
Expected term (years)	5.43
Expected volatility	13.20%
Risk-free interest rate	1.21%
Stock price	$9.88
Dividend yield	0.00%
Exercise price	$11.50

The key inputs into the Monte Carlo simulation model for the Private Placement Warrants were as follows at June 30, 2022 and December 31, 2021:

Input	June 30, 2022	December 31, 2021
Expected term (years)	5.25	5.40
Expected volatility	4.5%	11.70%
Risk-free interest rate	3.01%	1.20%
Stock price	$9.84	$9.90
Dividend yield	0.00%	0.00%
Exercise price	$11.50	$11.50

The following table sets forth a summary of the changes in the Level 3 fair value classification:

Warrant Liability
Fair value as of December 31, 2021	$5,044,441
Change in fair value	(1,747,419)
Fair value as of March 31, 2022	$3,297,022
Change in fair value	(2,923,321)
Fair value as of June 30, 2022	$373,701

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

Note 8 — Stockholders’ Deficit

Preferred Stock— The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Common Stock— The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were 34,500,000 shares of common stock issued and outstanding, including 27,600,000 shares of common stock subject to possible redemption.

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

Results of Operations

Our entire activity since inception up to June 30, 2022 relates to our formation, the Initial Public Offering and, since the closing of the Initial Public Offering, a search for a Business Combination candidate. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest.

For the three months ended June 30, 2022, we had net income of approximately $2.7 million, which consisted of change in fair value of warrant liability of approximately $2.9 million and interest earned on marketable securities held in the Trust Account of approximately $0.4 million, offset by approximately $0.5 million in formation and operating costs and provision for income taxes of approximately $23,000.

For the six months ended June 30, 2022, we had net income of approximately $3.9 million, which consisted of change in fair value of warrant liability of approximately $4.7 million and approximately $0.4 million in interest earned on marketable securities held in the Trust Account, offset by approximately $1.1 million in formation and operating costs and provision for income taxes of approximately $23,000.

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

Liquidity and Capital Resources

As of June 30, 2022, we had approximately $0.1 million in our operating bank account, and a working capital deficit of approximately $3.4 million, excluding the franchise tax payable that can be paid through the interest income earned on Trust Account.

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

On August 6, 2021, we issued an unsecured promissory note to the Sponsor in connection with a Working Capital Loan made by the Sponsor to us pursuant to which we may borrow up to $300,000 in the aggregate. The note is non-interest bearing and payable on the earlier to occur of (i) January 14, 2023 or (ii) the effective date of a Business Combination. Any amounts outstanding under the note are convertible into warrants, at a price of $1.00 per warrant at the option of the Sponsor, the terms of which shall be identical to the Private Placement Warrants. As of June 30, 2022, we borrowed $150,000 under the note.

Going Concern Consideration

We anticipate that the approximately $0.1 million in the operating bank account as of June 30, 2022 will not be sufficient to allow us to operate for at least the next 12 months, assuming that a business combination is not consummated during that time. We have incurred and expect to continue to incur significant costs in pursuit of its financing and acquisition plans. These conditions raise substantial doubt about our ability to continue as a going concern one year from the issuance date of the financial statements. Management plans to address this uncertainty through loans from the Sponsor, officers, directors, or third parties. None of the Sponsor, officers or directors are under any obligation to advance funds to, or to invest in us. There is no assurance that the plans to raise capital or to consummate a business combination will be successful. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Financing Arrangements

As of June 30, 2022, we did not have any off-balance sheet arrangements. We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any non-financial assets.

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

Contractual Obligations

At June 30, 2022, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than what is disclosed in the condensed balance sheet.

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

We have identified the following as our critical accounting policies:

Common Stock Subject to Possible Redemption

All of the 27,600,000 shares of common stock sold as part of the Units contain a redemption feature which allows for the redemption of such Public Shares in connection with our liquidation, if there is a stockholder vote or tender offer in connection with a Business Combination and in connection with certain amendments to our amended and restated articles of incorporation. In accordance with ASC 480-10-S99, redemption provisions not solely within the control of the Company require shares of common stock subject to redemption to be classified outside of permanent equity. Therefore, all 27,600,000 shares of common stock were classified outside of permanent equity as of June 30, 2022 and December 31, 2021.

We recognizes change in redemption value immediately as they occur upon the IPO and will adjust the carrying value of redeemable shares of common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable shares of common stock are recorded as charges against additional paid-in capital and accumulated deficit.

Net Income (Loss) Per Share of Common Stock

We have two categories of shares, which are referred to as redeemable shares of common stock and non-redeemable shares of common stock. Earnings and losses are shared pro rata between the two categories of shares for the three and six months ended June 30, 2022 and 2021.

Derivative Financial Instruments

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-40, “Derivatives and Hedging – Contracts in Entity’s Own Stock (“ASC 815-40”).” The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

At June 30, 2022, we have evaluated both the Public Warrants and Private Placement Warrants under ASC 480 and ASC 815-40. Such guidance provides that because the Private Placement Warrants do not meet the criteria for equity treatment thereunder, each Private Placement Warrant must be recorded as a liability. Accordingly, we classified each warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in our statements of operations. The Private Placement Warrants had met the requirement for equity accounting treatment when initially issued. On December 23, 2021, the Private Placement Warrants were modified such that the Private Placement Warrants no longer meet the criteria for equity treatment. As such, the Private Placement Warrants were treated as derivative liability instruments from the date of the modification.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As of June 30, 2022, we were not subject to any market or interest rate risk. Following the consummation of our IPO, the net proceeds of our IPO, including amounts in the trust account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and  Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2022, due to the material weakness in accounting for complex financial instruments. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended of June 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.Legal Proceedings.

From time to time, we are subject to claims in legal proceedings arising in the normal course of our business. We do not believe that we are currently party to any pending legal actions that could reasonably be expected to have a material adverse effect on our business, financial condition, results of operations, or cash flows.

Item 1A.Risk Factors.

We have included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021, a description of certain risks and uncertainties that could affect our business, future performance or financial condition (the “Risk Factors"). Other than in respect of the additional risk factor included below, during the three months ended June 30, 2022, there were no material changes from the disclosure provided in the Form 10-K for the year ended December 31, 2021 with respect to the Risk Factors. Investors should consider the Risk Factors prior to making an investment decision with respect to our stock.

Blockchain Access UK Limited (“Blockchain”) has asserted an alleged event of default under GRIID’s credit agreement and has provided a purported notice of acceleration thereunder. The Merger Agreement will be terminated and the Merger will not be consummated unless GRIID has resolved its dispute with Blockchain or secured new committed financing prior to the closing of the Merger.

On June 9 and 11, 2022, GRIID received letters from Blockchain asserting that GRIID is allegedly in default of its obligations under the Third Amended and Restated Credit Agreement between GRIID and Blockchain, dated November 19, 2021 (the “credit agreement”), and purporting to cancel Blockchain’s commitments under the credit agreement and accelerate GRIID’s indebtedness thereunder. In a letter dated June 12, 2022, GRIID rejected Blockchain’s assertions.  GRIID is in discussions with Blockchain regarding these issues. GRIID is also in discussions with other lenders, and it is unclear whether any additional financing will be consummated. If GRIID is unable to resolve its dispute with Blockchain or secure additional new financing, it will be likely unable to repay the amounts due and payable under the credit agreement, which would likely render it insolvent and likely result in a bankruptcy filing, the Merger Agreement being terminated, the closing of the Merger not occurring, and the Company needing to consummate a business combination with another company prior to January 14, 2023 or else be forced to liquidate.

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

Adit EdTech Acquisition Corp.
Dated: August 15, 2022	/s/ David L. Shrier
David L. Shrier Chief Executive Officer and Chairman (Principal Executive Officer)

Dated: August 15, 2022	/s/ John J. D’Agostino
John J. D’Agostino Chief Financial Officer (Principal Financial Officer and Accounting Officer)