Form 10-Q
period 2022-09-30
Adit EdTech Acquisition Corp.
filed 2022-11-14
CIK 1830029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 10, 2022, there were 34,500,000 outstanding shares of the registrant’s common stock, $0.0001 par value per share.

ADIT EDTECH ACQUISITION CORP.

Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ADIT EDTECH ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current Assets:
Cash	$30,848	$462,274
Prepaid expenses	123,177	265,282
Total current assets	154,025	727,556
Prepaid expenses, non-current	—	14,384
Cash and securities held in Trust Account	277,658,548	276,115,444
Total Assets	$277,812,573	$276,857,384
Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit
Current Liabilities:
Accrued offering costs and expenses	$3,685,554	$3,153,755
Due to related party	108,986	18,986
Income taxes payable	316,701	—
Working capital loan - related party	250,000	150,000
Total current liabilities	4,361,241	3,322,741
Warrant liability	335,745	5,044,441
Deferred underwriting discount	9,660,000	9,660,000
Total liabilities	14,356,986	18,027,182
Commitments
Common stock subject to possible redemption, 27,600,000 shares at redemption values of $10.04 and $10.00 at September 30, 2022 and December 31, 2021, respectively	277,191,397	276,000,000
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at September 30, 2022 and December 31, 2021, respectively	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 6,900,000 shares issued and outstanding (excluding 27,600,000 shares at redemption value) at September 30, 2022 and December 31, 2021, respectively	690	690
Additional paid-in capital	—	—
Accumulated deficit	(13,736,500)	(17,170,488)
Total Stockholders’ Deficit	(13,735,810)	(17,169,798)
Total Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$277,812,573	$276,857,384

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADIT EDTECH ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Formation and operating costs	$364,061	$450,588	$1,509,714	$675,928
Loss from operations	(364,061)	(450,588)	(1,509,714)	(675,928)
Other income (expense):
Change in fair value of warrants	37,956	—	4,708,696	—
Trust interest income	1,296,308	27,656	1,743,104	83,453
Total other income, net	1,334,264	27,656	6,451,800	83,453
Income (Loss) before provision for income taxes	970,203	(422,932)	4,942,086	(592,475)
Provision for income taxes	(294,065)	—	(316,701)	—
Net income (loss)	$676,138	$(422,932)	$4,625,385	$(592,475)

Basic and diluted weighted average shares outstanding, redeemable common stock	27,600,000	27,600,000	27,600,000	6,900,000
Basic and diluted net income (loss) per share	$0.02	$(0.01)	0.13	(0.02)
Basic and diluted weighted average shares outstanding, common stock	6,900,000	—	6,900,000	—
Basic and diluted net income (loss) per share	$0.02	$—	0.13	—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADIT EDTECH ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Common Stock		Additional	Accumulated	Total Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance as of January 1, 2022	6,900,000	$690	$—	$(17,170,488)	$(17,169,798)
Net income	—	—	—	1,217,736	1,217,736
Balance as of March 31, 2022	6,900,000	690	—	(15,952,752)	(15,952,062)
Net income	—	—	—	2,731,511	2,731,511
Remeasurement of carrying value to redemption value	—	—	—	(239,154)	(239,154)
Balance as of June 30, 2022	6,900,000	690	—	(13,460,395)	(13,459,705)
Net income	—	—	—	676,138	676,138
Remeasurement of carrying value to redemption value	—	—	—	(952,243)	(952,243)
Balance as of September 30, 2022	6,900,000	$690	$—	$(13,736,500)	$(13,735,810)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Common Stock		Additional	Accumulated	Total Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Equity (Deficit)
Balance as of January 1, 2021	6,900,000	$690	$24,310	$(526)	$24,474
Proceeds allocated to Private Placement Warrants	—	—	7,270,000	—	7,270,000
Subsequent remeasurement under ASC 480-10-S99	—	—	(7,294,310)	(8,521,776)	(15,816,086)
Net loss	—	—	—	(49,954)	(49,954)
Balance as of March 31, 2021	6,900,000	690	—	(8,572,256)	(8,571,566)
Net loss	—	—	—	(119,589)	(119,589)
Balance as of June 30, 2021	6,900,000	690	—	(8,691,845)	(8,691,155)
Offering costs charged to additional paid-in capital	—	—	(14,950)	—	(14,950)
Reduce negative additional paid-in capital to zero	—	—	14,950	(14,950)	—
Net loss	—	—	—	(422,932)	(422,932)
Balance as of September 30, 2021	6,900,000	$690	$—	$(9,129,727)	$(9,129,037)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADIT EDTECH ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$4,625,385	$(592,475)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of warrants	(4,708,696)	—
Interest earned on cash and marketable securities held in Trust Account	(1,743,104)	(83,453)
Changes in operating assets and liabilities:
Prepaid expenses	156,489	(354,087)
Income taxes payable	316,701	—
Accrued offering costs and expenses	531,799	401,055
Due to related party	90,000	30,214
Net cash used in operating activities	(731,426)	(598,746)
Cash flows from investing activities:
Investment held in Trust Account	—	(276,000,000)
Cash withdrawn from Trust Account to pay franchise tax and income taxes	200,000	—
Net cash provided by (used in) investing activities	200,000	(276,000,000)
Cash flows from financing activities:
Proceeds from Initial Public Offering, net of underwriters’ fees	—	270,480,000
Proceeds from issuance of promissory note to related party	100,000	—
Proceeds from private placement	—	7,270,000
Payments of offering costs	—	(651,036)
Net cash provided by financing activities	100,000	277,098,964
Net change in cash	(431,426)	500,218
Cash, beginning of the period	462,274	35,614
Cash, end of the period	$30,848	$535,832
Supplemental disclosure of noncash investing and financing activities:
Deferred underwriting commissions charged to additional paid-in capital	$—	$9,660,000
Initial value of common stock subject to possible redemption	$—	$276,000,000
Remeasurement of carrying value to redemption value	$1,191,397	$—
Deferred offering costs paid by Sponsor loan	$—	$18,773

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

As of September 30, 2022, the Company had not commenced any operations. All activity for the period from October 15, 2020 (inception) through September 30, 2022 relates to the Company’s formation and the initial public offering (“IPO”), which is described below, and since the closing of the IPO, the search for a prospective initial Business Combination (see Note 7). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO and change in the fair value of its Private Placement Warrants derivative liability.

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

Transaction costs amounted to $13,836,086 consisting of $4,800,000 of underwriting discount, $8,400,000 of deferred underwriting discounts and commissions, and $636,086 of other offering costs.

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

The Company will have until January 14, 2023 to complete a Business Combination. However, the Company intends to solicit proxies at a special meeting of its stockholders (the “Extension Meeting”), at which the Company plans to seek the approval of its stockholders of a proposal to extend the date by which it must complete an initial business combination up to six times at the election of the Board for an additional one month each time for a maximum of six one-month extensions (such proposal, the “Extension Proposal,” and such extended date, as applicable, the “Extension Date”). The Company intends to provide holders of Public Shares with the ability to redeem such Public Shares in connection with the Extension Meeting. If the Company is unable to complete a Business Combination by January 14, 2023 or by the applicable Extension Date if the Extension Proposal is approved (the period from the consummation of the Company’s IPO to such date, the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

The holders of the Founder Shares have agreed to waive liquidation rights with respect to such shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor acquired Public Shares in, or acquires Public Shares after, the IPO, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The IPO underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the IPO price per Unit ($10.00).

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

 Liquidity and Capital Resources

As of September 30, 2022, the Company had approximately $31,000 in its operating bank account and a working capital deficit of approximately $3.7 million, excluding approximately $0.2 million in franchise tax payable and approximately $0.3 million in income taxes payable that can be paid through the interest income earned on Trust Account.

Prior to the completion of the IPO, the Company’s liquidity needs had been satisfied through a payment from the Sponsor of $25,000 (see Note 5) for the Founder Shares to cover certain offering costs and a loan under an unsecured promissory note from the Sponsor of $150,000 (see Note 5). Subsequent to the consummation of the IPO and sale of Private Placement Warrants, the Company’s liquidity needs have been satisfied through the proceeds from the consummation of the sale of Private Placement Warrants not held in the Trust Account.

In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or the Company’s officers and directors or their affiliates may, but are not obligated to, provide the Company Working Capital Loans (as defined below) (see Note 5).

Going Concern Consideration

The Company anticipates that the approximately $31,000 in its operating bank account as of September 30, 2022 will not be sufficient to allow the Company to operate for at least the next 12 months, assuming that a Business Combination is not consummated during that time. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern one year from the issuance date of the condensed financial statements. Management plans to address this uncertainty through loans from its Sponsor, officers, directors or third parties. None of the Sponsor, officers or directors are under any obligation to advance funds to, or to invest in, the Company. There is no assurance that the Company’s plans to raise capital or to consummate a Business Combination will be successful. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Further, management has determined that if the Company is unable to complete a Business Combination within the Combination Period, then the Company will (a) cease all operations except for the purpose of winding up, (b) as promptly as reasonably possible but not more than ten business days thereafter, redeem all of the Public Shares and (c) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and in accordance with applicable law, dissolve and liquidate. The date for mandatory liquidation and subsequent dissolution as well as the Company’s working capital deficit raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair presentation of the balances and results for the periods presented. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 10-K filed by the Company with the SEC on March 18, 2022. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021.

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

Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective-interest method. Such amortization and accretion are included in the “Trust interest income” line item in the statements of operations. Trust interest income is recognized when earned.

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheets. The fair values of cash and promissory note to related party are estimated to approximate the carrying values as of September 30, 2022 and December 31, 2021 due to the short maturities of such instruments.

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

 Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At September 30, 2022 and December 31, 2021, the Company has not experienced losses on this account, and management believes that the Company is not exposed to significant risks on such account.

Common Stock Subject to Possible Redemption

All of the 27,600,000 shares of common stock sold as part of the Units (see Note 3) contain a redemption feature, which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with a Business Combination or certain amendments to the Company’s amended and restated articles of incorporation. In accordance with ASC 480-10-S99, redemption provisions, not solely within the control of the Company, require shares of common stock subject to redemption to be classified outside of permanent equity. Therefore, all 27,600,000 shares of common stock were classified outside of permanent equity as of September 30, 2022 and December 31, 2021.

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

Net Income (Loss) Per Share of Common Stock

The Company has two categories of shares, which are referred to as redeemable shares of common stock and non-redeemable shares of common stock. Earnings and losses are shared pro rata between the two categories of shares. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each category for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
	Redeemable common stock	Non- redeemable common stock	Redeemable common stock	Non- redeemable common stock	Redeemable common stock	Non- redeemable common stock	Redeemable common stock	Non- redeemable common stock
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss)	$540,910	$135,228	$(422,932)	—	$3,700,308	$925,077	$(592,475)	—
Denominator:
Weighted Average Shares Outstanding including common stock subject to redemption	27,600,000	6,900,000	27,600,000	—	27,600,000	6,900,000	6,900,000	—
Basic and diluted net income (loss) per share	$0.02	$0.02	$(0.01)	—	$0.13	$0.13	$(0.02)	—

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A— “Expenses of Offering.” Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO. The Company incurred offering costs amounting to approximately $15.8 million as a result of the IPO, consisting of approximately $5.5 million of underwriting discount, approximately $9.7 million of deferred underwriting discounts and commissions, and approximately $0.7 million of other offering costs.

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

At September 30, 2022 and December 31, 2021, the Company has evaluated both the Public Warrants (as defined below) and Private Placement Warrants under ASC 480 and ASC 815-40. Such guidance provides that because the Private Placement Warrants do not meet the criteria for equity treatment thereunder, each Private Placement Warrant must be recorded as a liability. Accordingly, the Company classified each Private Placement Warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s condensed statements of operations. The Private Placement Warrants had met the requirement for equity accounting treatment when initially issued. On the date of the IPO, the Company’s Private Placement Warrants met the criteria for equity classification. On December 23, 2021, the Private Placement Warrants were modified such that the Private Placement Warrants no longer meet the criteria for equity treatment. As such, the Private Placement Warrants were treated as derivative liability instruments from the date of the modification.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, “Income Taxes”, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry-forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of September 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it. The Company’s effective tax rate was 30.31% and 0.00% for the three months ended September 30, 2022 and 2021, respectively, and 6.41% and 0.00% for the nine months ended September 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2022 and 2021, due to changes in fair value in warrant liability, nondeductible acquisition expenses, and the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the Company’s condensed consolidated financial statements and has concluded that, while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of operations and/or search for a target company, the specific impact is not readily determinable as of the date of the condensed consolidated financial statements. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Inflation Reduction Act of 2022

The Inflation Reduction Act of 2022, signed into law on August 16, 2022, introduced a new excise tax on repurchases of stock after December 31, 2022 by domestic corporations whose stock is traded on an established securities market. The new excise tax is imposed on the repurchasing corporation, not the stockholders whose stock is repurchased. The tax is imposed at a rate of 1% of the fair market value of the stock repurchased during the corporation’s taxable year, reduced by the fair market value of stock issued during the taxable year. Because the Company is a Delaware corporation and its common stock is traded on the New York Stock Exchange, post-2022 repurchases of the Company’s stock will be subject to this 1% excise tax. The U.S. Department of the Treasury has been given authority to provide guidance to carry out and prevent the abuse or avoidance of this excise tax, but to date has not issued any such guidance. It is uncertain whether future guidance will exclude redemptions of the Company’s shares after December 31, 2022 from the application of the excise tax, including any redemptions after December 31, 2022 in connection with an initial Business Combination or any redemptions the Company may make if an initial Business Combination is not consummated. There is no guidance regarding whether and how stock issued in connection with an initial Business Combination after December 31, 2022 would reduce the fair market value of stock repurchased after December 31, 2022 that is subject to the excise tax. In addition, no guidance has been issued on the timing and manner of collection of this new excise tax in light of the annual netting of repurchases with issuances. It is also not clear whether and in what circumstances the IRS may collect funds from the Trust Account in the event the Company has insufficient funds to pay this excise tax.

Because any redemption that occurs as a result of the Extension Proposal, if approved, will occur before December 31, 2022, the Company will not be subject to the excise tax as a result of any redemptions in connection with the Extension Proposal, if approved.

The Company expects that if the new excise tax is imposed with respect to redemptions made after December 31, 2022, the Company will use interest earned on the Trust Account, as permitted by the Company’s charter, to satisfy any excise tax liability. If this were the case, the amount available in the Trust Account for distribution to stockholders in connection with a liquidation would be reduced if the Extension Proposal were approved. The cash on hand to fund operations after a Business Combination may also be reduced. This may adversely affect the Company’s ability to complete a Business Combination.

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

Following the closing of the IPO on January 14, 2021 and the underwriters’ full exercise of the over-allotment option on January 19, 2021, $276,000,000 was held in the Trust Account.

As of September 30, 2022 and December 31, 2021, common stock subject to possible redemption reflected on the condensed consolidated balance sheets is reconciled in the following table:

Gross proceeds from public issuance	$276,000,000
Less:
Proceeds allocated to public warrants	(16,771,351)
Common stock issuance costs	(14,849,933)
Plus:
Remeasurement of carrying value to redemption value	31,621,284
Common stock subject to possible redemption, December 31, 2021	276,000,000
Plus:
Remeasurement of carrying value to redemption value	1,191,397
Common stock subject to possible redemption, September 30, 2022	$277,191,397

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

On December 23, 2021, the Company amended the warrant agreement entered into on January 11, 2021 with Continental Stock Transfer & Trust Company, a New York corporation, as warrant agent, to modify certain provisions to conform with applicable disclosure contained in the Company’s final prospectus filed with the SEC on January 13, 2021. Pursuant to the amended Private Placement Warrant agreement, a Private Placement Warrant will not be redeemable by the Company for so long as it is held by its initial purchaser or a permitted transferee of such purchaser. After giving effect to the amended Private Placement Warrant agreement, the Private Placement Warrants qualify for liability classification. The difference in the aggregate fair value of the Private Placement Warrants immediately before and after the modification was recognized as an equity issuance cost and charged to additional paid-in capital.

Note 5 — Related Party Transactions

Founder Shares

In October 2020, the Sponsor paid $25,000 to cover certain offering costs of the Company in consideration of 5,750,000 shares of the Company’s common stock (the “Founder Shares”). On October 27, 2020, the Sponsor transferred 10,000 Founder Shares to each of the Company’s independent directors and 7,500 Founder Shares to each of the Company’s industry advisors at their original purchase price (the Sponsor, independent directors and industry advisors being defined herein collectively as the “initial stockholders”). On January 11, 2021, the Company effected a stock dividend of 1,150,000 shares with respect to the common stock, resulting in the initial stockholders holding an aggregate of 6,900,000 Founder Shares (up to 900,000 of which are subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option is exercised). As such, the initial stockholders collectively own 20% of the Company’s issued and outstanding shares of common stock after the IPO. On January 19, 2021, the underwriter exercised its over-allotment option in full; hence, the 900,000 Founder Shares are no longer subject to forfeiture.

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

Transactions with Company Officers

On April 17, 2021, Griid Holdco LLC, a Delaware limited liability company (“GRIID”), entered into an engagement letter and an incentive unit award agreement (together, the “consulting agreements”) with Deucalion Partners, LLC, an entity affiliated with John D’Agostino, the Company’s Chief Financial Officer. Pursuant to the consulting agreements, GRIID agreed to pay to such entity $400,000 and grant such entity units representing a 0.5% profits interest in GRIID. The cash payment will be due and payable upon the closing of the Merger. The units vested as to one-fourth on April 16, 2022, and have vested and will continue to vest 1/36th on the 17th day of each month thereafter, subject to such entity’s continued service through such vesting dates, provided, however, that any unvested units shall fully vest upon the consummation of a merger with a special purpose acquisition company, qualified initial public offering, or other change of control transaction.

Due to Related Parties

As of September 30, 2022 and December 31, 2021, one related party paid or is obligated to pay an aggregate of approximately $110,000 and $20,000, respectively, on behalf of the Company to pay for deferred administrative service fees and operating costs.

Promissory Note — Related Party

On October 23, 2020, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $150,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) June 30, 2021, (ii) the consummation of the IPO, (iii) the abandonment of the IPO and (iv) an Event of Default (as defined in the Promissory Note). As of December 31, 2020, the Company had borrowed $150,000 under the Promissory Note. On July 28, 2021, the Company repaid $150,000 to the Sponsor under the Promissory Note. There was no outstanding balance under the Promissory Note as of September 30, 2022 and December 31, 2021.

On August 6, 2021, the Company issued a new unsecured promissory note to the Sponsor in connection with a Working Capital Loan (as defined below) made by the Sponsor to the Company pursuant to which the Company may borrow up to $300,000 in the aggregate (the “New Promissory Note”). The note is non-interest bearing and payable on the earlier of (i) January 14, 2023 or (ii) the effective date of a Business Combination. Any amounts outstanding under the note are convertible into warrants, at a price of $1.00 per warrant at the option of the Sponsor, the terms of which shall be identical to the Private Placement Warrants. As of September 30, 2022 and December 31, 2021, the Company borrowed $ 250,000 and $150,000 under the note, respectively.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the initial stockholders, the Sponsor or an affiliate of the Sponsor or the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $2,000,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of September 30, 2022 and December 31, 2021, a Working Capital Loan was outstanding in the amount of $250,000 and $150,000 respectively, under the New Promissory Note, as detailed under the heading “Promissory Note – Related Party.”

Administrative Service Fee

The Company entered into an agreement whereby, commencing on January 11, 2021, the Company has agreed to pay the Sponsor or an affiliate of the Sponsor an amount up to a total of $10,000 per month for office space, utilities, secretarial support and administrative services. For the three and nine months ended September 30, 2022, under such agreement, the Company incurred $30,000 and $90,000, respectively, in total, which is included due to related party on the accompanying balance sheet as of September 30, 2022. For the three and nine months ended September 30, 2021, under such agreement, the Company incurred and paid $30,000 and $90,000, respectively. Upon completion of the initial Business Combination or liquidation, the Company will cease paying these monthly fees.

Note 6 — Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	September 30,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Warrant liability – Private Placement Warrants	$335,745	$—	$—	$335,745
	$335,745	$—	$—	$335,745

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Warrant liability – Private Placement Warrants	$5,044,441	$—	$—	$5,044,441
	$5,044,441	$—	$—	$5,044,441

Cash and securities held in Trust Account

As of September 30, 2022, investment in the Company’s Trust Account consisted of approximately $1,000 in U.S. Money Market funds and approximately $277.7 million, in U.S. treasury securities. As of December 31, 2021, investment in the Company’s Trust Account consisted of approximately $1,000 in U.S. Money Market funds and approximately $276.1 million, in U.S. treasury securities. The Company classifies its U.S. treasury securities as held-to-maturity in accordance with ASC 320, “Investments — Debt and Equity Securities.” Held-to-maturity treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts. The Company considers all investments with original maturities of more than three months but less than one year to be short-term investments. The carrying value approximates the fair value due to its short-term maturity.

The carrying value, excluding gross unrealized holding loss and fair value of held to maturity securities on September 30, 2022 and December 31, 2021 are as follows:

	Carrying Value/Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of September 30, 2022
U.S. Money Market	$1,145	$—	$—	$1,145
U.S. Treasury Securities	277,657,403	—	11	277,657,392
	$277,658,548	$—	$11	$277,658,537

	Carrying Value/Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of December 31, 2021
U.S. Money Market	$979	$—	$—	$979
U.S. Treasury Securities	276,114,465	4,535	—	276,119,000
	$276,115,444	$4,535	$—	$276,119,979

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

The key inputs into the Monte Carlo simulation model for the Private Placement Warrants were as follows at December 23, 2021:

Input	December 23, 2021
Expected term (years)	5.43
Expected volatility	13.20%
Risk-free interest rate	1.21%
Stock price	$9.88
Dividend yield	0.00%
Exercise price	$11.50

The key inputs into the Monte Carlo simulation model for the Private Placement Warrants were as follows at September 30, 2022 and December 31, 2021:

Input	September 30, 2022	December 31, 2021
Expected term (years)	5.26	5.40
Expected volatility	2.8%	11.70%
Risk-free interest rate	4.05%	1.20%
Stock price	$9.89	$9.90
Dividend yield	0.00%	0.00%
Exercise price	$11.50	$11.50

The following table sets forth a summary of the changes in the Level 3 fair value classification:

	Warrant Liability
Fair value as of December 31, 2021		$5,044,441
Change in fair value		(1,747,419)
Fair value as of March 31, 2022		3,297,022
Change in fair value		(2,923,321)
Fair value as of June 30, 2022		373,701
Change in fair value		(37,956)
	$

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

Agreement

On November 29, 2021, the Company entered into an agreement and plan of merger (the “Initial Merger Agreement”) by and among the Company, ADEX Merger Sub, LLC, a Delaware limited liability company and a wholly owned direct subsidiary of the Company (“Merger Sub”), and GRIID. On December 23, 2021, the parties to the Initial Merger Agreement amended the Initial Merger Agreement.

On October 17, 2022, the Company, Merger Sub and GRIID entered into a second amendment (the “Second Amendment”) to the Initial Merger Agreement (as so amended, the “Merger Agreement”). The Merger Agreement, as amended, provides, among other things, that on the terms and subject to the conditions set forth therein, Merger Sub will merge with and into GRIID (the “Merger”), the separate limited liability company existence of Merger Sub will cease, and GRIID, as the surviving company of the Merger, will continue its existence under the Limited Liability Company Act of the State of Delaware as a wholly owned subsidiary of the Company.

Pursuant to the Merger Agreement, at the closing of the Merger (the “Closing”), the limited liability company membership interests of Merger Sub will be converted into an equivalent limited liability company membership interest in GRIID, and each limited liability company membership unit of GRIID that is issued and outstanding immediately prior to the effective time of the Merger will automatically be converted into and become the right to receive such unit’s proportionate share, as determined in accordance with the Merger Agreement, of 58,500,000 shares of the Company’s common stock.

In addition to reducing the merger consideration to 58,500,000 shares of the Company’s common stock, the Second Amendment removes certain negative covenants limiting the Company’s conduct of its business during the period between the signing of the Merger Agreement and the Closing and permits the Company to pursue an alternative Business Combination transaction during the pre-closing period.

The Second Amendment eliminates GRIID’s ability to terminate the Merger Agreement if the Merger has not closed by an agreed outside date, extends that outside date to January 14, 2023 (subject to the Company’s right to extend such outside date for successive 90-day extensions at its sole discretion) and permits the Company to terminate the Merger Agreement (i) if the board of managers (or similar body) of GRIID approves any plan of liquidation, winding up or reorganization of GRIID or any of its subsidiaries or the sale, assignment, transfer, lease, license or other disposition of all or any material portion of the assets or equity of GRIID or any of its subsidiaries, (ii) if Blockchain Access UK Limited (“Blockchain”) provides notice under the Fourth Amended and Restated Credit Agreement (the “Credit Agreement”) by and between Blockchain and Griid Infrastructure LLC (“Holdco”) informing GRIID or Holdco that the amounts outstanding thereunder (x) have been accelerated or (y) will be accelerated and neither GRIID nor Holdco has an opportunity to cure the breach or breaches causing such acceleration or (iii) in order to enter into a binding written agreement providing for the consummation of an alternative Business Combination transaction.

Finally, the Second Amendment provides that upon (i) the termination of the Merger Agreement by the Company if (A) GRIID’s representations and warranties are untrue or GRIID fails to perform any covenant or agreement such that the respective condition to Closing is not satisfied, (B) there is an order by a government entity permanently enjoining the Merger, (C) GRIID’s members do not approve the Merger, (D) GRIID’s board of managers (or similar body) approves any plan of liquidation, winding up or reorganization for GRIID or any of its subsidiaries or (E) Blockchain provides notice to GRIID or any of GRIID’s subsidiaries of the acceleration of outstanding debt under the Credit Agreement, (ii) the termination of the Merger Agreement by GRIID if there is an order by a government entity permanently enjoining the Merger or (iii) any rejection of the Merger Agreement by GRIID or any of its subsidiaries in bankruptcy, insolvency, reorganizational or similar proceeding, GRIID will pay to the Company a non-refundable termination fee of $50,000,000.

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

On September 13, 2021, the Company entered into an engagement letter (the “M&A Engagement Letter”) with Wells Fargo Securities, LLC (“Wells”), pursuant to which Wells would serve as financial advisor in connection with contemplated acquisitions made by the Company. Under the M&A Engagement Letter, Wells would receive $1,000,000 upon the consummation of a Business Combination, which amount would be offset against any amounts to which Wells is entitled under the Capital Markets Engagement Letter (as defined below), and would be entitled to 30% of any break-up fee the Company receives upon the termination of a business combination agreement. On May 26, 2022, Wells resigned from its role as financial advisor and waived all rights to any fees and compensation in connection with such role.

On September 14, 2021, the Company entered into engagement letters relating to a private investment in public equity (“PIPE”) financing (the “PIPE Engagement Letter”) and capital markets advisory services (the “Capital Markets Engagement Letter”), each with Wells. Under the PIPE Engagement Letter, Wells would receive a contingent fee equal to 4% of the gross proceeds of securities sold in the PIPE plus expenses. The Company will be obligated to pay an additional $1,500,000 if the gross proceeds of securities sold in a PIPE is above $100,000,000. Under the Capital Markets Engagement Letter, Wells would receive $3,500,000 upon the consummation of a Business Combination. On May 26, 2022, Wells resigned from its role as capital markets advisor and lead placement agent and waived all rights to any fees and compensation in connection with such roles.

Share Purchase Agreement

On September 9, 2022, the Company and GRIID entered into a share purchase agreement (the “Share Purchase Agreement”) with GEM Global Yield LLC SCS (the “Purchaser”) and GEM Yield Bahamas Limited (“GYBL”) relating to a share subscription facility. Pursuant to the Share Purchase Agreement, following the consummation of the Merger, subject to certain conditions and limitations set forth in the Share Purchase Agreement, the Company shall have the right, but not the obligation, from time to time at its option, to issue and sell to the Purchaser up to $200.0 million of the Company’s shares of common stock (the “Shares”).

Sales of the Shares to the Purchaser under the Share Purchase Agreement and the timing of any sales will be determined by the Company from time to time in its sole discretion and will depend on a variety of factors, including, among other things, market conditions, the trading price of the Shares and determinations by the Company regarding the use of proceeds of such Shares. The net proceeds from any sales under the Share Purchase Agreement will depend on the frequency with, and prices at, which the Shares are sold to the Purchaser. The Company expects to use the proceeds from any sales under the Share Purchase Agreement for working capital and general corporate purposes.

Upon the initial satisfaction of the conditions to the Purchaser’s obligation to purchase Shares set forth in the Share Purchase Agreement, the Company will have the right, but not the obligation, from time to time at its sole discretion during the 36-month period from and after the first day on which the Shares are publicly listed on a securities exchange, to direct the Purchaser to purchase up to a specified maximum amount of Shares as set forth in the Share Purchase Agreement. The purchase price of the Shares that the Company elects to sell to the Purchaser pursuant to the Share Purchase Agreement will be 92% of the average daily closing price of the Shares during a 30-trading day period commencing with the first trading day designated in the notice delivered to the Purchaser.

In connection with the execution of the Share Purchase Agreement, GRIID agreed to pay to the Purchaser in installments in connection with placements of Shares under the Share Purchase Agreement a $4.0 million commitment fee (the “Commitment Fee”) payable in Shares or cash, as consideration for the Purchaser’s irrevocable commitment to purchase the Shares upon the terms and subject to the satisfaction of the conditions set forth in the Share Purchase Agreement. Also, GRIID will be obligated to issue to the Purchaser a warrant (the “Warrant”), expiring on the third anniversary of the public listing date of the continuing company of the Merger, to purchase 2% of the total equity interests (on a fully diluted basis) outstanding immediately after the completion of the Merger, at an exercise price per Share equal to the lesser of: (i) the closing bid price of the Company’s Shares as reported by the New York Stock Exchange on September 9, 2022 and (ii) 90% of the closing price of the Shares on the public listing date. Additionally, pursuant to the Share Purchase Agreement, GRIID would be obligated to pay a private transaction fee of 1% of the total consideration paid in a private Business Combination transaction with a counterparty that was introduced to GRIID by the Purchaser or an affiliate of the Purchaser in the event that GRIID consummates such a transaction in lieu of the Merger or any other Business Combination transaction the result of which is GRIID continuing as a publicly listed company.

The Share Purchase Agreement contains customary representations, warranties, conditions and indemnification obligations by each party. The representations, warranties and covenants contained in the Share Purchase Agreement were made only for purposes of the Share Purchase Agreement and as of specific dates, were solely for the benefit of the parties to the Share Purchase Agreement and are subject to certain important limitations.

GRIID has the right to terminate the Share Purchase Agreement at any time, upon 90 trading days’ prior written notice. In the event GRIID terminates the Share Purchase Agreement at its option prior to any public listing (including as a result of the Merger) and GRIID completes a public listing within the two-year period following such termination, GRIID will be obligated to issue the Warrant to the Purchaser.

Note 8 — Stockholders’ Deficit

Preferred Stock— The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Common Stock— The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were 34,500,000 shares of common stock issued and outstanding, including 27,600,000 shares of common stock subject to possible redemption.

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

The Company has established the last of the redemption criteria discussed above to prevent a redemption call unless there is, at the time of the call, a significant premium to the warrant exercise price. If the foregoing conditions are satisfied and the Company issues a notice of redemption of the warrants, each warrant holder will be entitled to exercise its warrant prior to the scheduled redemption date. However, the price of the common stock may fall below the $18.00 redemption trigger price as well as the $11.50 (for whole shares) warrant exercise price after the redemption notice is issued.

If the Company calls the warrants for redemption as described above, management will have the option to require any holder that wishes to exercise its warrant including the holders (other than the original holders) of the Private Placement Warrants to do so on a “cashless basis.” In determining whether to require all holders to exercise their warrants on a “cashless basis,” management will consider, among other factors, the Company’s cash position, the number of warrants that are outstanding and the dilutive effect on the stockholders of issuing the maximum number of shares of common stock issuable upon the exercise of the warrants. If management takes advantage of this option, all holders of warrants would pay the exercise price by surrendering their warrants for that number of shares of common stock equal to the quotient obtained by dividing (x) the product of the number of shares of common stock underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” for this purpose shall mean the average reported last sale price of the common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of warrants. If management takes advantage of this option, the notice of redemption will contain the information necessary to calculate the number of shares of common stock to be received upon exercise of the warrants, including the “fair market value” in such case. Requiring a cashless exercise in this manner will reduce the number of shares to be issued and thereby lessen the dilutive effect of a warrant redemption. If the Company calls the warrants for redemption and management does not take advantage of this option, the holders of the Private Placement Warrants and their permitted transferees would still be entitled to exercise their Private Placement Warrants for cash or on a cashless basis, using the same formula described above that other warrant holders would have been required to use had all warrant holders been required to exercise their warrants on a cashless basis.

The exercise price and number of shares of common stock issuable upon exercise of the warrants may be adjusted in certain circumstances, including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuance of common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

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

Blockchain Settlement and Release Agreement

On October 9, 2022, the Company entered into a settlement and release agreement with GRIID and its affiliates and Blockchain and certain of its affiliates (the “Blockchain Settlement and Release Agreement”), pursuant to which Blockchain waived any potential defaults under the Third Amended and Restated Credit Agreement between GRIID and Blockchain, dated November 19, 2021 (the “Prior Credit Agreement”) and the parties agreed to release each other from any claims related to the Prior Credit Agreement.

Second Amendment to Agreement and Plan of Merger

On October 17, 2022, the Company, Merger Sub and GRIID entered into the Second Amendment to the Initial Merger Agreement, further described above in Note 7 under the heading “Merger Agreement”.

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

Overview

We are a blank check company incorporated in Delaware and formed for the purpose of effecting an initial business combination with one or more target businesses. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering (the “IPO”) and the private placement of the warrants consummated simultaneous with the IPO (the “Private Placement Warrants”), our stock, debt or a combination of cash, stock and debt.

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

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;
•	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements and execution of our strategy; and
•	other purposes and other disadvantages compared to our competitors who have less debt.

On January 14, 2021, we completed our IPO of 24,000,000 units (the “Units”). Each Unit consists of one share of our common stock and one-half of one redeemable warrant. Each whole warrant entitles the holder thereof to purchase one share of common stock at an exercise price of $11.50 per share, subject to adjustment. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $240,000,000.

On January 14, 2021, simultaneously with the consummation of the IPO, we completed a private placement of an aggregate of 6,550,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, generating gross proceeds of $6,550,000.

On January 15, 2021, the IPO underwriters exercised their over-allotment option in full, and, on January 19, 2021, the IPO underwriters purchased an additional 3,600,000 Units at an offering price of $10.00 per Unit, generating gross proceeds of $36,000,000. Simultaneously with the closing of the sale of additional Units, we sold an additional 720,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, generating gross proceeds of $720,000. As of January 19, 2021, an aggregate amount of $276,000,000 of the net proceeds from the IPO (including the additional 3,600,000 Units and additional 720,000 Private Placement Warrants) were deposited in our trust account established in connection with the IPO (the “Trust Account”).

We paid a total of approximately $5.5 million in underwriting discounts and commissions and approximately $0.6 million for other costs and expenses related to the IPO.

We will have until January 14, 2023 to complete an initial business combination. However, we intend to solicit votes at a special meeting of our stockholders (the “Extension Meeting”), at which we plan to seek the approval of our stockholders of a proposal to extend the date by which we must complete an initial business combination up to six times at the election of our board of directors for an additional one month each time for a maximum of six one-month extensions (such proposal the “Extension Proposal” and such extended date, as applicable, the “Extension Date”). We intend to provide holders of shares purchased in the IPO with the ability to redeem such shares in connection with the Extension Meeting. If we are unable to complete an initial business combination by January 14, 2023 or by the applicable Extension Date if the Extension Proposal is approved (the period from the consummation of the Company’s IPO to such date, the “Combination Period”), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the shares purchased in the IPO, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding shares purchased in the IPO, which redemption will completely extinguish rights of holders of such shares as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete an initial business combination within the Combination Period.

Results of Operations

Our entire activity since inception up to September 30, 2022 relates to our formation, the IPO and, since the closing of the IPO, a search for a business combination candidate. We will not be generating any operating revenues until the closing and completion of our initial business combination, at the earliest.

For the three months ended September 30, 2022, we had net income of approximately $676,138 million, which consisted of change in fair value of warrant liability of approximately $38,000 and interest earned on marketable securities held in the Trust Account of approximately $1.3 million, offset by approximately $0.4 million in formation and operating costs and provision for income taxes of approximately $294,065 million.

For the nine months ended September 30, 2022, we had net income of approximately $625,385, million, which consisted of change in fair value of warrant liability of approximately $4.7 million and interest earned on marketable securities held in the Trust Account of approximately $1.7 million, offset by approximately $1.5 million in formation and operating costs and provision for income taxes of approximately $316,701. million.

For the three months ended September 30, 2021, we had net loss of approximately $0.4 million, which consisted of approximately $0.5 million in formation and operating costs, offset by approximately $28,000 in interest earned on marketable securities held in the Trust Account.

For the nine months ended September 30, 2021, we had net loss of approximately $0.6 million which consisted of approximately $0.7 million in formation and operating costs, offset by approximately $0.1 million in interest earned on marketable securities held in the Trust Account.

Liquidity and Capital Resources

As of September 30, 2022, we had approximately $31,000 in our operating bank account, and a working capital deficit of approximately $3.7 million, excluding the franchise tax payable that can be paid through the interest income earned on Trust Account.

Prior to the completion of the IPO, our liquidity needs had been satisfied through a capital contribution from the Sponsor of $25,000 in exchange for shares of our common stock, to cover certain offering costs, and a loan under an unsecured promissory note from the Adit EdTech Sponsor, LLC (the “Sponsor”) of $150,000. Subsequent to the consummation of the IPO and the concurrent private placement, our liquidity needs have been satisfied through the proceeds from the consummation of the Private Placement Warrants not held in the Trust Account.

In addition, in order to finance transaction costs in connection with a business combination, our Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us working capital loans.

On August 6, 2021, we issued an unsecured promissory note to the Sponsor in connection with a working capital loan made by the Sponsor to us pursuant to which we may borrow up to $300,000 in the aggregate. The note is non-interest bearing and payable on the earlier to occur of (i) January 14, 2023 or (ii) the effective date of a business combination. Any amounts outstanding under the note are convertible into warrants, at a price of $1.00 per warrant at the option of the Sponsor, the terms of which shall be identical to the Private Placement Warrants. As of September 30, 2022, we had borrowed $250,000 under the note.

On October 9, 2022, we entered into a settlement and release agreement with Griid Holdco LLC (“GRIID”) and its affiliates and Blockchain Access UK Limited (“Blockchain”) and certain of its affiliates (the “Blockchain Settlement and Release Agreement”), pursuant to which Blockchain waived any potential defaults under the Third Amended and Restated Credit Agreement between GRIID and Blockchain, dated November 19, 2021 (the “Prior Credit Agreement”) and the parties agreed to release each other from any claims related to the Prior Credit Agreement. Also on October 9, 2022, GRIID and its affiliates entered into the Fourth Amended and Restated Loan Agreement (the “Credit Agreement”) with Blockchain and its affiliates. The Credit Agreement amended and restated the Prior Credit Agreement in its entirety, providing for a restructured senior secured term loan in the amount of $57,433,360.50, which represents GRIID’s outstanding obligations under the Prior Credit Agreement after giving effect to the Credit Agreement. GRIID also issued to Blockchain a warrant in connection with the credit agreement, which will be automatically adjusted and exercised for an exercise price of $0.01 into a number of GRIID Class B units to be equal to 10% of the issued and outstanding capital stock of the continuing company following the Merger (as defined below) (“New GRIID”) immediately following the Closing.

Going Concern Consideration

We anticipate that the approximately $31,000 in the operating bank account as of September 30, 2022 will not be sufficient to allow us to operate for at least the next 12 months, assuming that a business combination is not consummated during that time. We have incurred and expect to continue to incur significant costs in pursuit of its financing and acquisition plans. These conditions raise substantial doubt about our ability to continue as a going concern one year from the issuance date of the financial statements. Management plans to address this uncertainty through loans from the Sponsor, officers, directors, or third parties. None of the Sponsor, officers or directors are under any obligation to advance funds to or to invest in us. There is no assurance that the plans to raise capital or to consummate a business combination will be successful. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Further, management has determined that if we are unable to complete a Business Combination within the Combination Period, then we will (a) cease all operations except for the purpose of winding up, (b) as promptly as reasonably possible but not more than ten business days thereafter, redeem all of the Public Shares and (c) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and in accordance with applicable law, dissolve and liquidate. The date for mandatory liquidation and subsequent dissolution as well as our working capital deficit raise substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after the Combination Period.

Off-Balance Sheet Financing Arrangements

As of September 30, 2022, we did not have any off-balance sheet arrangements. We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any non-financial assets.

On September 9, 2022, we and Griid Infrastructure LLC (“Griid Infrastructure”) entered into a share purchase agreement (the “Share Purchase Agreement”) with GEM Global Yield LLC SCS (the “Purchaser”) and GEM Yield Bahamas Limited relating to a share subscription facility. Pursuant to the Share Purchase Agreement, following the Merger (as defined below), subject to certain conditions and limitations set forth in the Share Purchase Agreement, New GRIID shall have the right, but not the obligation, from time to time at its option, to issue and sell to the Purchaser up to $200.0 million of its shares of common stock.

On November 29, 2021, we entered into an agreement and plan of merger (the “Initial Merger Agreement”) by and among us, ADEX Merger Sub, LLC, a Delaware limited liability company and a wholly owned direct subsidiary of the Company (“Merger Sub”), and GRIID. On December 23, 2021, the parties to the Initial Merger Agreement amended the Initial Merger Agreement.

On October 17, 2022, the Company, Merger Sub and GRIID entered into a second amendment (the “Second Amendment”) to the Initial Merger Agreement (as so amended, the “Merger Agreement”). The Merger Agreement, as amended, provides, among other things, that on the terms and subject to the conditions set forth therein, Merger Sub will merge with and into GRIID (the “Merger”), the separate limited liability company existence of Merger Sub will cease, and GRIID, as the surviving company of the Merger, will continue its existence under the Limited Liability Company Act of the State of Delaware as a wholly owned subsidiary of the Company.

The Merger Agreement and the transactions contemplated thereby were unanimously approved by the board of directors of ADEX and the board of managers of GRIID.

Contractual Obligations

At September 30, 2022, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than what is disclosed in the condensed balance sheet.

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We will qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and, as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions, we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of the IPO or until we are no longer an “emerging growth company,” whichever is earlier.

Critical Accounting Policies

Management’s discussion and analysis of our results of operations and liquidity and capital resources are based on our unaudited condensed consolidated financial information. We describe our significant accounting policies in Note 2 - Significant Accounting Policies of the Notes to Financial Statements included in this Quarterly Report on Form 10-Q. Our unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. Certain of our accounting policies require that management apply significant judgments in defining the appropriate assumptions integral to financial estimates. On an ongoing basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with U.S. GAAP. Judgments are based on historical experience, terms of existing contracts, industry trends and information available from outside sources, as appropriate. However, by their nature, judgments are subject to an inherent degree of uncertainty, and, therefore, actual results could differ from our estimates.

We have identified the following as our critical accounting policies:

Common Stock Subject to Possible Redemption

All of the 27,600,000 shares of common stock sold as part of the Units (the “Public Shares”) contain a redemption feature, which allows for the redemption of such Public Shares in connection with our liquidation, if there is a stockholder vote or tender offer in connection with a business combination or in connection with certain amendments to our amended and restated articles of incorporation. In accordance with ASC 480-10-S99, redemption provisions not solely within the control of the Company require shares of common stock subject to redemption to be classified outside of permanent equity. Therefore, all 27,600,000 shares of common stock were classified outside of permanent equity as of September 30, 2022 and December 31, 2021.

We recognize changes in redemption value immediately as they occur upon the IPO and will adjust the carrying value of redeemable shares of common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable shares of common stock are recorded as charges against additional paid-in capital and accumulated deficit.

Net Income (Loss) Per Share of Common Stock

We have two categories of shares, which are referred to as redeemable shares of common stock and non-redeemable shares of common stock. Earnings and losses are shared pro rata between the two categories of shares for the three and nine months ended September 30, 2022 and 2021.

Derivative Financial Instruments

We do not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-40, “Derivatives and Hedging – Contracts in Entity’s Own Stock (“ASC 815-40”).” The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

At September 30, 2022, we have evaluated both the warrants included in the Units (the “Public Warrants”) and Private Placement Warrants under ASC 480 and ASC 815-40. Such guidance provides that, because the Private Placement Warrants do not meet the criteria for equity treatment thereunder, each Private Placement Warrant must be recorded as a liability. Accordingly, we classified each warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in our statements of operations. The Private Placement Warrants had met the requirement for equity accounting treatment when initially issued. On December 23, 2021, the Private Placement Warrants were modified such that the Private Placement Warrants no longer meet the criteria for equity treatment. As such, the Private Placement Warrants were treated as derivative liability instruments from the date of the modification.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As of September 30, 2022, we were not subject to any market or interest rate risk. Following the consummation of our IPO, the net proceeds of our IPO, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2022.

Remediation of a Material Weakness in Internal Control over Financial Report

We designed and implemented remediation measures to address the material weakness previously identified related to the accounting for complex financial instruments and enhanced our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify, review and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex financial instruments that apply to our condensed financial statements, including enhanced analyses by third-party professionals with whom we consult regarding complex accounting applications. The foregoing actions, including the passage of time, which we believe remediated the material weakness in internal control over financial reporting, were completed as of September 30, 2022.

Changes in Internal Control over Financial Reporting

Except as discussed above, there was no change in our internal control over financial reporting that occurred during the quarter ended of September 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.Legal Proceedings.

From time to time, we are subject to claims in legal proceedings arising in the normal course of our business. We do not believe that we are currently party to any pending legal actions that could reasonably be expected to have a material adverse effect on our business, financial condition, results of operations, or cash flows.

Item 1A.Risk Factors.

We have included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021 and in Part II, Item IA of subsequent Quarterly Reports on Form 10-Q, a description of certain risks and uncertainties that could affect our business, future performance or financial condition (the “Risk Factors”). Other than in respect of the additional risk factor included below, during the three months ended September 30, 2022, there were no material changes from the disclosure provided in the Form 10-K for the year ended December 31, 2021 and subsequent Quarterly Reports on Form 10-Q with respect to the Risk Factors. Investors should consider the Risk Factors prior to making an investment decision with respect to our stock.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have an adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have an adverse effect on our business and results of operations.

On March 30, 2022, the SEC issued proposed rules (the “proposed rules”) that would, among other things, impose additional disclosure requirements in business combination transactions involving special purpose acquisition companies (“SPACs”) and private operating companies; amend the financial statement requirements applicable to business combination transactions involving such companies; update and expand guidance regarding the general use of projections in SEC filings, as well as when projections are disclosed in connection with proposed business combination transactions; increase the potential liability of certain participants in proposed business combination transactions; and impact the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940, as amended (the “1940 Act”). These rules, if adopted, whether in the form proposed or in revised form, may adversely affect our business, including our ability to negotiate and complete an initial business combination and may increase the costs and time related thereto.

If we were deemed to be an “investment company” under the 1940 Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which would make it difficult for us to complete an initial business combination.

We completed our IPO in January 2021. Since we are a blank check company, the efforts of our board of directors and management since the completion of our IPO have been focused on searching for a target business with which to consummate an initial business combination and, since November 29, 2021, on the consummation of the Merger.

On March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”), which include proposals relating to the circumstances in which special purpose acquisition companies (“SPACs”) such as us could be subject to the Investment Company Act of 1940, as amended (the “Investment Company Act”), and the regulations thereunder. The SPAC Rule Proposals would provide a safe harbor from one prong of the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act for a SPAC satisfying certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. To comply with the duration limitation of the proposed safe harbor, a SPAC would have a limited time period to announce and complete a de-SPAC transaction. Specifically, the SPAC Rule Proposals would require a company to file a report on Form 8-K announcing that it has entered into an agreement with a target company for an initial business combination no later than 18 months after the effective date of the SPAC’s registration statement for its IPO (an “IPO Registration Statement”). The SPAC also would need to complete its initial business combination no later than 24 months after the effective date of the IPO Registration Statement.

There is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC, including a SPAC like us, that may not complete its initial business combination within 24 months from the effective date of its IPO Registration Statement. We currently believe that it is highly unlikely that our initial business combination will be completed within 24 months of the effective date of our IPO Registration Statement. It is possible that a claim could be made that we have been operating as an unregistered investment company.

If we were deemed to be an investment company for purposes of the Investment Company Act, we might be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate. If we are required to liquidate, our investors would not be able to realize the benefits of owning stock in a successor operating business, such as any appreciation in the value of our stock and warrants following such a transaction, our warrants would expire worthless and shares of our stock would have no value apart from their pro rata entitlement to the funds then-remaining in the Trust Account.

The funds in the Trust Account have, since our IPO, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to have been operating as an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act), we will, on or prior to the 24-month anniversary of the effective date of the IPO Registration Statement, instruct Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash until the earlier of consummation of our initial business combination or liquidation. As a result, following such liquidation, we will likely receive minimal interest, if any, on the funds held in the Trust Account, which would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation.

In addition, even prior to the 24-month anniversary of the effective date of our IPO Registration Statement, we may be deemed to be an investment company. The longer that the funds in the Trust Account are held in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, even prior to the 24-month anniversary, there is a greater risk that we may be considered an unregistered investment company, in which case we may be required to liquidate. Accordingly, we may determine, in our discretion, to liquidate the securities held in the Trust Account at any time, even prior to the 24-month anniversary, and instead hold all funds in the Trust Account in cash, which would further reduce the dollar amount our public stockholders would receive upon any redemption or liquidation.

Our proximity to our liquidation date expresses substantial doubt about our ability to continue as a “going concern.”

In connection with our assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” our management has determined that mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after January 14, 2023 or the applicable Extension Date if the Extension Proposal is approved. The financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

If we do not consummate an initial business combination by January 14, 2023 or the applicable Extension Date if the Extension Proposal is approved, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our tax obligations (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish rights of holders of Public Shares as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and our board of directors in accordance with applicable law, dissolve and liquidate, subject in each case to our obligations under the DGCL to provide for claims of creditors and other requirements of applicable law.

Redemptions of Public Shares occurring after December 31, 2022 may subject us to excise tax obligations.

The Inflation Reduction Act of 2022, signed into law on August 16, 2022, introduced a new excise tax on repurchases of stock after December 31, 2022 by domestic corporations whose stock is traded on an established securities market. The new excise tax is imposed on the repurchasing corporation, not the stockholders whose stock is repurchased. The tax is imposed at a rate of 1% of the fair market value of the stock repurchased during the corporation’s taxable year, reduced by the fair market value of stock issued during the taxable year. Because we are a Delaware corporation and our common stock is traded on the New York Stock Exchange, post-2022 repurchases of our stock will be subject to this 1% excise tax. The U.S. Department of the Treasury has been given authority to provide guidance to carry out and prevent the abuse or avoidance of this excise tax, but to date has not issued any such guidance. It is uncertain whether future guidance will exclude redemptions of our IPO Shares after December 31, 2022 from the application of the excise tax, including any redemptions after December 31, 2022 in connection with an initial business combination or any redemptions we may make if we do not consummate an initial business combination by the Extension Date, if approved. There is no guidance regarding whether and how stock issued in connection with an initial business combination after December 31, 2022 would reduce the fair market value of stock repurchased after December 31, 2022 that is subject to the excise tax. In addition, no guidance has been issued on the timing and manner of collection of this new excise tax in light of the annual netting of repurchases with issuances. It is also not clear whether and in what circumstances the IRS may collect funds from the Trust Account in the event the Company has insufficient funds to pay this excise tax.

Because any redemption that occurs as a result of the Extension Proposal, if approved, will occur before December 31, 2022, we will not be subject to the excise tax as a result of any redemptions in connection with the Extension Proposal, if approved.

We expect that if the new excise tax is imposed on us with respect to redemptions made after December 31, 2022, we will use interest earned on the Trust Account, as permitted by our charter, to satisfy any excise tax liability. If this were the case, the amount available in our Trust Account for distribution to our stockholders in connection with a liquidation would be reduced if the Extension Proposal were approved. The cash on hand for us to fund the operations after a business combination may also be reduced. This may adversely affect our ability to complete a business combination.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.Defaults Upon Senior Securities.

None.

Item 4.Mine Safety Disclosures.

Not Applicable.

Item 5.Other Information.

Not Applicable.

Item 6.	Exhibits.

Exhibit	Description

2.1

Second Amendment to Agreement and Plan of Merger, dated as of October 17, 2022, by and among Adit EdTech Acquisition Corp., ADEX Merger Sub, LLC and Griid Holdco LLC (Incorporated by reference to exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-39872), filed with the SEC on October 19, 2022)

2.2

Waiver Agreement, dated as of August 26, 2022, between Adit EdTech Acquisition Corp. and Griid Holdco LLC (Incorporated by reference to exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-39872), filed with the SEC on August 26, 2022)

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-39872), filed with the SEC on January 14, 2021)
3.2

Amended and Restated Bylaws of Adit EdTech Acquisition Corp. (Incorporated by reference to exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-39872), filed with the SEC on October 19, 2022)

10.1*

Settlement and Release Agreement, dated as of October 9, 2022, by and between Adit EdTech Acquisition Corp., Griid Infrastructure LLC, the Lenders from time to time party thereto, and Blockchain Access UK Limited.

10.2

Share Purchase Agreement, dated as of September 9, 2022, among Adit EdTech Acquisition Corp., Griid Infrastructure LLC, GEM Global Yield LLC SCS, and GEM Yield Bahamas Limited. (Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39872), filed with the SEC on September 12, 2022

10.3

Form of Voting Agreement, dated as of November 4, 2022, between Adit EdTech Acquisition Corp. and the signatory thereto. (Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39872), filed with the SEC on November 10, 2022)

31.1*

Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2*

Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Adit EdTech Acquisition Corp.
Dated: November 14, 2022	/s/ David L. Shrier
David L. Shrier Chief Executive Officer and Chairman (Principal Executive Officer)

Dated: November 14, 2022	/s/ John J. D’Agostino
John J. D’Agostino Chief Financial Officer (Principal Financial Officer and Accounting Officer)