Form 10-K
period 2022-12-31
Adit EdTech Acquisition Corp.
filed 2023-03-28
CIK 1830029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-39872

ADIT EDTECH ACQUISITION CORP.

(Exact name of Registrant as specified in its Charter)

Delaware	85-3477678
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1345 Avenue of the Americas, 33rd Floor New York, New York	10105
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (646) 291-6930

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of common stock and one-half of one redeemable warrant	ADEX.U	NYSE American
Common Stock, par value $0.0001 per share	ADEX	NYSE American
Redeemable warrants, exercisable for shares of common stock at an exercise price of $11.50 per share	ADEX.WS	NYSE American

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issues its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒ No ☐

As of June 30, 2022 (the last business day of the Registrant’s second fiscal quarter), the aggregate market value of the Registrant’s voting and non-voting common equity held by non-affiliates was $271.6 million.

The number of shares of Registrant’s common stock, par value $0.0001 per share, outstanding as of March 27, 2023 was 9,367,422.

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

The forward-looking statements contained in this Annual Report on Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the caption “Item 1A - Risk Factors” in this Annual Report on Form 10-K. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Summary of Risk Factors

Our business is subject to numerous risks and uncertainties, including those highlighted in the section captioned “Item 1B. - Risk Factors,” elsewhere in this Annual Report on Form 10-K that represent challenges that we face in connection with the successful implementation of our strategy. The occurrence of one or more of the events or circumstances described in such section  alone or in combination with other events or circumstances, may adversely affect our ability to effect a business combination, and may have an adverse effect on our business, cash flows, financial condition and results of operations. Such risks include, but are not limited to:

•

Our sponsor, Adit EdTech Sponsor, LLC (our “Sponsor”), certain members of our board of directors and our officers have interests in the Merger that are different from or are in addition to other stockholders.

•	After completion of the Merger, we may be controlled by former GRIID equity holders, whose interests may conflict with our interests and the interests of other stockholders.
•

Because of the redemptions that were effected in connection with the approval of an extension of the deadline by which we must consummate an initial business combination (such deadline, the “extension date” and such approval, the “extension approval”), we no longer satisfied the continued listing standards of the New York Stock Exchange (“NYSE”), which required us to transfer our listing to the NYSE American LLC (“NYSE American”). There can be no assurance that we will be able to comply with the continued listing standards of the NYSE American, or any other securities exchange.

•

We have no operating history and are subject to a mandatory liquidation and subsequent dissolution requirement. If we are unable to effect an initial business combination by the applicable extension date, we will be forced to liquidate and our warrants will expire worthless.

•	The restatement of our financial statements has subjected us to additional risks and uncertainties, including increased professional costs and the increased possibility of legal proceedings.
•

If we were deemed to be an “investment company” under the Investment Company Act of 1940, as amended (the “Investment Company Act”), we may be required to institute burdensome compliance requirements and our activities may be restricted, which would make it difficult for us to complete the Merger.

•

Redemptions of shares of our common stock, par value $0.0001 per share (“common stock”) sold in our initial public offering (“IPO” and such shares, “IPO Shares”) may subject us to excise tax obligations.

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

•

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete a business combination even though holders of our IPO Shares elected to redeem a substantial majority of our IPO Shares in connection with the extension meeting.

•	If a “group” of stockholders is deemed to hold in excess of 15% of our common stock, such group will lose the ability to redeem all such shares in excess of 15% of our common stock.

•

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure. This could also increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to have the public stockholders’ stock redeemed.

•

Public stockholders will not have any rights or interests in funds from the trust account, except under certain limited circumstances. In order for public stockholders to liquidate their investment, therefore, you may be forced to sell your IPO Shares or warrants, potentially at a loss.

•	Our stockholders will not be entitled to protections normally afforded to investors of many other blank check companies.
•

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on our redemption of our IPO Shares, or less than such amount in certain circumstances, and our warrants will expire worthless.

•

If the funds not being held in trust are insufficient to allow us to operate until our business combination deadline from the closing of our initial public offering, we may be unable to complete a business combination, in which case our public stockholders may only receive approximately $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

•	If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share.
•	We may not hold an annual meeting of stockholders until after the consummation of our initial business combination, which could delay the opportunity for our stockholders to elect directors.
•

Certain members of our management team are now, and any of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.

•	We may redeem unexpired warrants sold in our IPO (“IPO warrants”) prior to their exercise at a time that is disadvantageous to the holder thereof.
•	Our outstanding warrants may have an adverse effect on the market price of our common stock and make it more difficult to effectuate our business combination.
•

The provisions of our amended and restated certificate of incorporation, as amended (the “amended and restated certificate of incorporation”), may be amended with the approval of holders of a majority of our common stock.

•	We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.
•	Past performance by Adit Ventures, LLC (“Adit”) may not be indicative of future performance of an investment in us.

PART I

Item 1. Business.

Business Overview

Adit EdTech Acquisition Corp. (“we”, “us”, “our” or the “Company”) is a blank check company incorporated in Delaware for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Annual Report on Form 10-K as an “initial business combination”. Our Sponsor is an affiliate of Adit, an investment adviser whose principals have combined investment experience of over 150 years and a track record of value creation in portfolio companies operating in the public markets.

On January 14, 2021, we completed our IPO of 24,000,000 units. Each unit consists of one share of common stock, par value $0.0001 per share (our “common stock”), and one-half of one redeemable IPO warrant, each whole warrant entitling the holder thereof to purchase one share of common stock at an exercise price of $11.50 per share, subject to adjustment, pursuant to our registration statements on Form S-1 (File Nos. 333-251641 and 333-252021). The units were sold at an offering price of $10.00 per unit, generating gross proceeds of $240,000,000.

On January 14, 2021, simultaneously with the consummation of the IPO, we completed a private placement (the “private placement”) of an aggregate of 6,550,000 warrants (such warrants, the “private placement warrants”) at a price of $1.00 per private placement warrant, generating gross proceeds of $6,550,000.

A total of $240,000,000 of the net proceeds from the IPO and the private placement was deposited in a trust account (the “trust account”) established for the benefit of our public stockholders.

On January 19, 2021, pursuant to an exercise in full of the underwriters’ over-allotment option, the underwriters purchased an additional 3,600,000 units at an offering price of $10.00 per unit, generating gross proceeds of $36,000,000. Simultaneously with the closing of the sale of additional units, we sold an additional 720,000 private placement warrants at a price of $1.00 per private placement warrant, generating gross proceeds of $720,000. As of January 19, 2021, an aggregate amount of $276,000,000 of the net proceeds from the IPO (including the additional 3,600,000 units and additional 720,000 private placement warrants) were deposited in our trust account.

On December 23, 2022, we held a special meeting of our stockholders (the “extension meeting”), at which our stockholders approved a proposal to extend the extension date up to six times at the election of the board of directors for an additional one month each time for a maximum of six one-month extensions. We provided holders of IPO Shares with the ability to redeem such IPO Shares in connection with the extension meeting. Stockholders holding 25,132,578 IPO Shares exercised their right to redeem such shares for a pro rata portion of the funds then on deposit in the trust account for approximately $253.6 million (approximately $10.09 per share). As of December 31, 2022 there is currently approximately $25 million held in the trust account and $0.1 million in cash held outside of the trust account available for working capital.

Proposed Merger with GRIID

On November 29, 2021, we entered into an agreement and plan of merger with ADEX Merger Sub, LLC, a Delaware limited liability company and our wholly owned direct subsidiary (“Merger Sub”), and GRIID, which was amended by the first amendment to the Merger Agreement, dated December 23, 2021, the second amendment to the Merger Agreement, dated October 17, 2022 and the third amendment to the Merger Agreement, dated February 8, 2023 (such agreement, as amended, the “Merger Agreement”). The Merger Agreement provides, among other things, that on the terms and subject to the conditions set forth therein, Merger Sub will merge with and into GRIID, the separate limited liability company existence of Merger Sub will cease and GRIID, as the surviving company of the Merger, will continue its existence under the Limited Liability Company Act of the State of Delaware as a wholly owned subsidiary of ADEX. The Merger Agreement and the transactions contemplated thereby were unanimously approved by the board of directors of ADEX and the board of managers of GRIID.

Consideration and Structure

At the closing of the Merger (the “Closing”), the limited liability company membership interests of Merger Sub will be converted into an equivalent limited liability company membership interest in GRIID and each limited liability company membership unit of GRIID that is issued and outstanding immediately prior to the effective time of the merger will automatically be converted into and become the right to receive such unit’s proportionate share, as determined in accordance with the Merger Agreement, of 58,500,000 shares of our common stock.

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

Conditions to Closing

Under the Merger Agreement, the obligations of the parties to consummate the Merger are subject to the satisfaction or waiver of certain customary closing conditions, including, without limitation: (i) the approval and adoption of the Merger Agreement and transactions contemplated thereby by requisite vote of our stockholders (the “ADEX Stockholder Approval”); (ii) the approval of the Merger Agreement and transactions contemplated thereby by the written consent of GRIID members that hold at least the requisite number of issued and outstanding units of GRIID (the “GRIID Written Consent”); (iii) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; (iv) the absence of any law or order prohibiting the transactions contemplated by the Merger Agreement; (v) in the case of GRIID, the absence of an Acquiror Material Adverse Effect or Acquiror Impairment Effect (each, as defined in the Merger Agreement), and in our case, the absence of a Company Material Adverse Effect or Company Impairment Effect (each, as defined in the Merger Agreement) since the date of the Merger Agreement that, in the case of an Acquiror Impairment Effect or Company Impairment Effect, is continuing; (vi) after giving effect to the transactions contemplated by the Merger Agreement, we have net tangible assets (“NTA”) of at least $5,000,001 upon consummation of the Merger; (vii) our listing application with the NYSE American (or such other stock exchange on which our shares are listed as of such time) in connection with the Merger has been approved and, immediately following the effective time of the Merger, we will satisfy any applicable initial and continuing listing requirements of NYSE American (or such other stock exchange on which our shares are listed as of such time), and we have not received any notice of non-compliance therewith that has not been cured or would not be cured at or immediately following the effective time, and the shares of common stock have been approved for listing on NYSE American; (viii) the accuracy of the other party’s representations and warranties in the Merger Agreement, subject to customary materiality and material adverse effect standards; (ix) the other party’s compliance in all material respects with its covenants set forth in the Merger Agreement; and (x) the Registration Statement on Form S-4 related to the shares of our common stock to be issued in connection with the Merger (the “S-4 Registration Statement”) has become effective, no stop order has been issued by the SEC and remains in effect with respect to the S-4 Registration Statement, and no proceeding seeking such a stop order has been threatened or initiated by the SEC and remains pending. We intend to solicit at a special meeting of stockholders votes to approve a proposal to amend our amended and restated certificate of incorporation to remove the requirement in our amended and restated certificate of incorporation that we have at least $5,000,001 of NTA to effect any redemptions. The parties to the Merger Agreement intend to amend the Merger Agreement prior to Closing to remove the condition that we have at least $5,000,001 of NTA remaining after our stockholders have exercised their right to redeem their shares in connection with the Closing.

Termination

The Merger Agreement includes a remedy of specific performance for the parties. The Merger Agreement may be terminated under certain customary circumstances at any time prior to the Closing, including, (i) by mutual written consent of GRIID and us; (ii) by us or GRIID, if (a) the other party has breached any of its representations, warranties, covenants or agreements in the Merger Agreement and such breach has caused the failure of the closing condition related to the accuracy of such other party’s representations and warranties or such other party’s compliance with its covenants (subject to a cure period), (b) any governmental entity has issued a final, non-appealable order or taken any other action permanently enjoining, restraining or otherwise prohibiting the transactions contemplated by the Merger Agreement, (c) our stockholder meeting to vote on the Merger has been held and the ADEX Stockholder Approval has not been obtained or (d) the GRIID Written Consent has not been obtained in the time period set forth in the Merger Agreement; or (iii) by us if the Closing has not occurred on or before January 14, 2023 (the “termination date”); provided, that the right to terminate the Merger Agreement under this section will not be available to us, if any breach by us of our covenants or obligations under the Merger Agreement proximately caused the failure to consummate the transactions contemplated by the Merger Agreement on or before the termination date, or if any proceeding for specific performance to compel the closing is pending as of the termination date; provided, that the termination date may be extended for successive 90 day periods by us in our sole discretion;.

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

Other Agreements

The Merger Agreement contemplates the execution of various additional agreements and instruments, on or before the Closing, including, among others, the following:

Voting Agreement

In connection with the execution of the Merger Agreement, we entered into a Voting Agreement with Griid Holdings LLC (the “Voting Agreement”) covering approximately 64.0% of GRIID’s membership units. The Voting Agreement requires, among other things, that Griid Holdings LLC vote all of its membership units of GRIID in favor of, or execute written consents to approve, upon effectiveness of the S-4 Registration Statement, the Merger and the other transactions contemplated by the Merger Agreement, and against alternative transactions.

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

Copies of the Merger Agreement; the first, second and third amendments to the Merger Agreement; the Voting Agreement and the form of Investor Rights Agreement are filed with this Annual Report on Form 10-K as Exhibits 2.1, 2.2, 2.3, 2.4, 10.1 and 10.2, respectively, and are incorporated herein by reference, and the foregoing descriptions of such agreements and the Merger do not purport to be complete and are qualified in their entirety by reference thereto.

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

Initial Business Combination

The NYSE American rules require that our initial business combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the value of the trust account (less any deferred underwriting commissions and taxes payable on income earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination. If our board of directors is not able to determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm or from another independent entity that commonly renders valuation opinions, with respect to the satisfaction of such criteria. Notwithstanding the foregoing, if we are not then listed on the NYSE American, these rules will not be applicable to us.

We anticipate structuring our initial business combination so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the outstanding equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders or for other reasons, but we expect to only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to our initial business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the NYSE American’s 80% fair market value test. If our initial business combination involves more than one target business, the 80% fair market value test will be based on the aggregate value of all of the target businesses.

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

Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of common stock upon the completion of our initial business combination at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination, including interest (which interest will be net of taxes payable), divided by the number of then outstanding IPO Shares, subject to the limitations described herein. The per share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the representative of the underwriters. Our Sponsor, directors and officers have entered into letter agreements with us, pursuant to which they have agreed to waive their redemption rights with respect to the founder shares and any IPO Shares they may acquire after the IPO in connection with the completion of our initial business combination.

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

Upon the public announcement of our business combination, we or our initial stockholders will terminate any plan established in accordance with Rule 10b5-1 to purchase shares of our common stock in the open market if we elect to redeem our IPO Shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, we will not redeem any IPO Shares unless our NTA will be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination (so that we are not subject to the SEC’s “penny stock” rules). If public stockholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

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

If we seek stockholder approval, we will complete our initial business combination only if a majority of the then outstanding shares of common stock present and entitled to vote at the meeting to approve the initial business combination are voted in favor of the business combination. Each public stockholder may elect to redeem its IPO Shares irrespective of whether they vote for or against the proposed transaction. In addition, our Sponsor, directors and officers have entered into letter agreements with us, pursuant to which they have agreed to waive their redemption rights with respect to the shares of common stock they hold in connection with the completion of a business combination.

Our amended and restated certificate of incorporation provides that in no event will we redeem our IPO Shares unless our NTA are at least $5,000,001 either immediately prior to or upon consummation of our initial business combination. For example, the proposed business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all shares of common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all shares of common stock submitted for redemption will be returned to the holders thereof.

However, in connection with our proposed business combination with GRIID, we expect to seek stockholder approval to remove from our current amended and restated certificate of incorporation prior to the Closing (i) the limitation on our ability to redeem or repurchase IPO Shares in connection with the consummation of an initial business combination to the extent such redemption would result in our failure to have NTA in excess of $5 million after payment of the deferred underwriting commission (the “redemption limitation), and (ii) the limitation that we shall consummate an initial business combination following stockholder approval thereof only if the redemption limitation is not exceeded.

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

Tendering Stock Certificates in Connection with Redemption Rights

In connection with any stockholder meeting to approve an initial business combination, we may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent or to deliver their shares to the transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option, prior to a date set forth in the proxy materials mailed to such holders. Accordingly, a public stockholder would have from the time we send out our proxy materials until the date set forth in such proxy materials to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short exercise period, it is advisable for stockholders to use electronic delivery of their IPO Shares.

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

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the proxy materials. Furthermore, if a holder of an IPO Share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our IPO Shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If our initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed initial business combination is not completed, we may continue to try to complete an initial business combination with a different target until the applicable extension deadline.

Redemption of IPO Shares and Liquidation if No Initial Business Combination

On December 23, 2022, we held the extension meeting, at which our stockholders approved a proposal to extend the date by which we must complete an initial business combination up to six times at the election of our board of directors for an additional one month each time for a maximum of six one-month extensions. We provided holders of IPO Shares with the ability to redeem such IPO Shares in connection with the extension meeting. Stockholders holding 25,132,578 IPO Shares exercised their right to redeem such shares for a pro rata portion of the funds then on deposit in the trust account for approximately $253.6 million (approximately $10.09 per share), leaving approximately $25.0 million in the trust account as of December 31, 2022.

We will have until the applicable extension date, the latest of which is July 14, 2023 if our board of directors approves all six one-month extensions allowed under our amended and restated certificate of incorporation, to complete our initial business combination. If we are unable to complete our business combination by the applicable extension date (and our stockholders have not amended our amended and restated certificate of incorporation to extend this time period), we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the IPO Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our tax obligations (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding IPO Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our business combination by the applicable extension date.

Our Sponsor, directors and officers have entered into letter agreements with us pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares held by them if we fail to complete our initial business combination by the applicable extension date. However, if they acquire IPO Shares after the IPO, they will be entitled to liquidating distributions from the trust account with respect to such IPO Shares if we fail to complete our initial business combination by the applicable extension date.

Our Sponsor, directors and officers have agreed, pursuant to written agreements with us, that they will not propose any amendment to our amended and restated certificate of incorporation (a) that would modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or certain amendments to our certificate of incorporation or to redeem 100% of our IPO Shares if we do not complete our initial business combination by the applicable extension date or (b) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our tax obligations divided by the number of then outstanding IPO Shares. However, under our amended and restated certificate of incorporation, we may not redeem our IPO Shares unless our NTA are at least $5,000,001 either immediately prior to or upon consummation of a business combination.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the proceeds held outside the trust account, although we cannot assure you that there will be sufficient funds for such purpose.

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

In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Our Sponsor has agreed that it will be liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a definitive agreement for a business combination, reduce the amount of funds in the trust account to below (i) $10.00 per IPO Share or (ii) such lesser amount per IPO Share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay our tax obligations and up to $100,000 for liquidation expenses, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account (even if such waiver is deemed to be unenforceable) and except as to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. We have not independently verified whether our Sponsor has sufficient funds to satisfy this indemnity obligation nor have we asked it to reserve for such eventuality and believe that our Sponsor’s only assets are securities of our company. Therefore, we believe it is unlikely that our Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per IPO Share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of the shares of common stock held by our public stockholders. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below (i) $10.00 per IPO Share or (ii) such lesser amount per IPO Share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay our tax obligations and up to $100,000 for liquidation expenses, and our Sponsor asserts that it is unable to satisfy its indemnification obligation or that it has no indemnification obligation related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligation. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligation to us, it is possible that our independent directors in exercising their business judgment may choose not to do so if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.00 per IPO Share.

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

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our IPO Shares in the event we do not complete our business combination by the applicable extension date may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our IPO Shares in the event we do not complete our business combination by the applicable extension date, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to complete our business combination by the applicable extension date, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the IPO Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding IPO Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our IPO Shares as soon as reasonably possible after the applicable extension date, and therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we will seek to have all vendors, service providers (other than our independent auditors and the underwriters in the IPO), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the trust account is remote. Further, our

Sponsor may be liable only to the extent necessary to ensure that the amounts in the trust account are not reduced below (i) $10.00 per IPO Share or (ii) such lesser amount per IPO Share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest withdrawn to pay our tax obligations and up to $100,000 for liquidation expenses, and will not be liable as to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our Sponsor will not be responsible to the extent of any liability for such third-party claims.

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

Our public stockholders will be entitled to receive funds from the trust account only in the event of the redemption of our IPO Shares if we do not complete our business combination by the applicable extension date or if they redeem their respective shares for cash upon the completion of the initial business combination. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights described above.

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

Periodic Reporting and Financial Information

We registered our units, common stock and IPO Warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accountants.

We will provide stockholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to stockholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with, or reconciled to, Generally Accepted Accounting Principles (“GAAP”) or International Financial Reporting Standards (“IFRS”), depending on the circumstances. We cannot assure you that any particular target business identified by us as a potential acquisition candidate will have the necessary financial statements. To the extent that this requirement cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.

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

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

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

We will remain an emerging growth company until the earlier of: (i) the last day of the fiscal year (a) following the fifth anniversary of the completion of the IPO, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th; and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

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

If the Merger fails, it may be difficult to complete a business combination with a new prospective business, negotiate and agree to a new business combination, and/or arrange for new sources of financing by the applicable extension date, in which case we would cease all operations except for the purpose of winding up and we would redeem our IPO Shares and liquidate.

Finding, researching, analyzing and negotiating with GRIID took a substantial amount of time and effort, and if the Merger fails for any reason, we may not be able to find, research, negotiate and agree to terms with, and/or arrange for new sources of financing for a business combination with, a new prospective business by the applicable extension date, in which case we would cease all operations except for the purpose of winding up and we would redeem our IPO Shares and liquidate.

Risks Relating to Our Search for, Consummation of, or Inability to Consummate, a Business Combination and Post-Business Combination Risks

Our public stockholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.

We may not hold a stockholder vote to approve our initial business combination unless such business combination would require stockholder approval under applicable law or stock exchange listing requirements or if we decide to hold a stockholder vote for business or other legal reasons. Except as required by law, the decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion. If we decide to allow stockholders to their shares to us in a tender offer, we may complete our initial business combination even if holders of a majority of our IPO Shares do not approve of the business combination.

The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential target businesses, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a definitive agreement with a prospective target business that requires as a closing condition that we have a minimum amount of cash. If too many public stockholders exercise their redemption rights, we may not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Furthermore, under our amended and restated certificate of incorporation, we may not redeem our IPO Shares unless our NTA are at least $5,000,001 either immediately prior to or upon consummation of such business combination. Consequently, if accepting all properly submitted redemption requests would cause our NTA to be less than $5,000,001 or will result in us not being able to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a definitive agreement with us.

Because a substantial number of holders of IPO Shares have already elected to redeem their IPO Shares, it may not be possible for us to complete a business combination.

In the event the aggregate cash consideration we would be required to pay for all shares of common stock that are validly submitted for redemption would exceed the aggregate amount of cash available to us or cause us to have NTA below $5,000,001 immediately prior to or upon consummation of an initial business combination, under our amended and restated certificate of incorporation, we will not complete the business combination or redeem any shares, all shares of common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination. If we are not able to complete the Merger or another initial business combination by the applicable extension date, the latest of which is July 14, 2023 if our board of directors approves all six one-month extensions allowed under our amended and restated certificate of incorporation, we will cease all operations except for the purpose of winding up, redeeming the IPO Shares and liquidating the trust account, in which case our warrants will expire worthless. However, we intend to solicit at a special meeting of stockholders votes to approve a proposal to amend our amended and restated certificate of incorporation to remove the requirement in our amended and restated certificate of incorporation that we have at least $5,000,001 of NTA to effect any redemptions.

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

The requirement that we complete our initial business combination by the applicable extension date may give potential target businesses leverage over us in negotiating a business combination as we approach our dissolution deadline, which could undermine our ability to complete our business combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination by the applicable extension date. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above.

We may not be able to complete our initial business combination by the applicable extension date, in which case we would cease all operations except for the purpose of winding up and we would redeem our IPO Shares and liquidate. As a result, our public stockholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

We must complete our initial business combination by the applicable extension date. We may not be able to find a suitable target business and complete our initial business combination within such time period. If we have not completed our initial business combination within such time period and have not increased the time available to us by amending our amended and restated certificate of incorporation, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the IPO Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our tax obligations (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding IPO Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may only receive $10.00 per share, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares.

If we seek stockholder approval of our initial business combination, our initial stockholders, directors, officers, advisors and their affiliates may elect to purchase shares from public stockholders, which may influence a vote on a proposed business combination and reduce the public “float” of our common stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our initial stockholders, directors, officers, advisors or any of their affiliates may purchase IPO Shares in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. Such a purchase may include a contractual acknowledgement that such public stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our initial stockholders, Sponsor, directors, officers, advisors or any of their affiliates purchase IPO Shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling public stockholders would be required to revoke their prior elections to redeem their shares. The purpose of such purchases would be to vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of our initial business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum amount of cash at the closing of our initial business combination, where it appears that such requirements would otherwise not be met. This may result in the completion of our initial business combination that may not otherwise have been possible. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

In addition, if such purchases are made, the public “float” of our common stock and the number of beneficial holders of our securities may be reduced, possibly making it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

If a stockholder fails to receive notice of our offer to redeem our IPO Shares in connection with our business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our business combination. Despite our compliance with these rules, if a stockholder fails to receive our tender offer or proxy materials, as applicable, such stockholder may not become aware of the opportunity to redeem its shares. In addition, the tender offer documents or proxy materials, as applicable, that we will furnish to holders of our IPO Shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or redeem IPO Shares. For example, in connection with any stockholder vote to approve a business combination, we may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent up to two business days prior to the vote on the proposal to approve the business combination or to deliver their shares to the transfer agent electronically. In the event that a stockholder fails to comply with these or any other procedures, its shares may not be redeemed.

Public stockholders will not have any rights or interests in funds from the trust account, except under certain limited circumstances. In order for public stockholders to liquidate their investment, therefore, you may be forced to sell your IPO Shares or warrants, potentially at a loss.

Our public stockholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those shares of common stock that such stockholder properly elected to redeem, subject to the limitations described herein; (ii) the redemption of any IPO Shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or certain amendments to our certificate of incorporation or to redeem 100% of our IPO Shares if we do not complete our initial business combination by the applicable extension date or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity and (iii) the redemption of our IPO Shares if we are unable to complete an initial business combination by the applicable extension date as further described herein. In no other circumstances will a public stockholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your IPO Shares or warrants, potentially at a loss.

Our stockholders will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of the IPO and the sale of the private placement warrants are intended to be used to complete an initial business combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the U.S. securities laws. However, because we have NTA in excess of $5,000,000, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419 under the Securities Act. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our units will be immediately tradable and we will have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, offerings subject to Rule 419 would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of our initial business combination.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on our redemption of our IPO Shares, or less than such amount in certain circumstances, and our warrants will expire worthless.

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

If the funds not being held in trust are insufficient to allow us to operate until the applicable extension date, we may be unable to complete a business combination, in which case our public stockholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

We believe that the funds available to us outside of the trust account, together with funds that may be made available to us by our Sponsor, members of our management team and their affiliates through loans, will be sufficient to allow us to operate through the applicable extension date, assuming that a business combination is not consummated during that time. However, we cannot assure you that our estimates will be accurate. Accordingly, if we use all of the funds held outside of the trust account, we may not have sufficient funds available with which to structure, negotiate or close an initial business combination. In such event, we would need to borrow funds from our Sponsor, officers or directors or their affiliates to operate or may be forced to liquidate.

Neither our Sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public stockholders may only receive $10.00 per share, or possibly less than $10.00 per share, on our redemption of our IPO Shares and our warrants will expire worthless.

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

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. Upon redemption of our IPO Shares, if we are unable to complete our business combination within the prescribed timeframe, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public stockholders could be less than the $10.00 per share initially held in the trust account, due to claims of such creditors. Our Sponsor has agreed that it will be liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a definitive agreement for a business combination, reduce the amount of funds in the trust account to below (i) $10.00 per IPO Share or (ii) such lesser amount per IPO Share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay our tax obligations and up to $100,000 for liquidation expenses, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account (even if such waiver is deemed to be unenforceable) and except as to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. We have not independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligation and its only assets are expected to be our securities. As a result, we think it is unlikely that our Sponsor would be able to satisfy any indemnification obligation if it arises. In such event, you may receive less than $10.00 per share in connection with any redemption of your IPO Shares. None of our directors or officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligation of our Sponsor resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.00 per IPO Share or (ii) such lesser amount per share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay our tax obligations and up to $100,000 for liquidation expenses, and our Sponsor asserts that it is unable to satisfy its obligation or that it has no indemnification obligation related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligation.

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

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our IPO Shares in the event we do not complete our initial business combination by the applicable extension deadline may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our IPO Shares as soon as reasonably possible following the 24th month from the closing of the IPO in the event we do not complete our business combination and, therefore, we do not intend to comply with the foregoing procedures.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our IPO Shares in the event we do not complete our initial business combination by the applicable extension date is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

We may not hold an annual meeting of stockholders until after the consummation of our initial business combination, which could delay the opportunity for our stockholders to elect directors.

In accordance with the NYSE American corporate governance requirements, we are not required to hold an annual meeting until one year after our first full fiscal year end following our listing on the NYSE American. Under Section 211 (b) of the DGCL, we are, however, required to hold an annual meeting of stockholders for the purposes of electing directors in accordance with our bylaws unless such election is made by written consent in lieu of such a meeting. We may not hold an annual meeting of stockholders to elect new directors prior to the consummation of our initial business combination, and thus we may not be in compliance with Section 211(b) of the DGCL.

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

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete a business combination even though holders of our IPO Shares elected to redeem a substantial majority of our IPO Shares in connection with the extension meeting and may elect to redeem additional IPO Shares in the future.

Our amended and restated certificate of incorporation does not provide a specified maximum redemption threshold. As a result, we may be able to complete the Merger or any other business combination even though holders of a substantial majority of our IPO Shares have redeemed their shares in connection with the extension meeting and additional holders of our IPO Shares may redeem their shares in connection with the Merger or such other business combination. In connection with the extension meeting, approximately 91% of the then-outstanding IPO Shares were redeemed. Following the redemptions in connection with the extension meeting, approximately $253.8 million was withdrawn from the trust account and distributed to the holders of IPO Shares that redeemed such shares, leaving approximately $25 million left in the trust account as of December 31, 2022. Consummating an initial business combination after a substantial amount of  additional redemptions could have an adverse effect on our business, liquidity, financial condition and operating results.

Because we must furnish our stockholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to GAAP or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

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

Certain members of our management team are now, and any of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.

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

On October 23, 2020, we issued an aggregate of 5,750,000 founder shares for an aggregate purchase price of $25,000. On January 11, 2021, we effected a stock dividend of 1,150,000 shares with respect to our common stock, and as a result, our Sponsor currently holds 6,832,500 founder shares, each of our independent directors currently holds 10,000 founder shares, and each of our industry advisors currently holds 7,500 founder shares, such that our initial stockholders own an aggregate of 6,900,000 founder shares. The number of founder shares was determined based on the expectation that such founder shares would represent 20% of our issued and outstanding shares of common stock after the IPO. The founder shares will be worthless if we do not complete an initial business combination. In addition, in connection with our IPO, our Sponsor purchased an aggregate of 7,270,000 private placement warrants, each exercisable for one share of common stock at $11.50 per share, for a purchase price of $7,270,000, or $1.00 per warrant, that will also be worthless if we do not complete a business combination. In addition, we may obtain loans from our initial stockholders, officers, directors, industry advisors or their affiliates which likely would not be repaid if we do not consummate an initial business combination. The personal and financial interests of our management team may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination.

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

Risks Relating to Our Securities

If we were deemed to be an “investment company” under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which would make it difficult for us to complete the Merger or any other business combination.

We completed our IPO in January 2021. Since we are a blank check company, the efforts of our board of directors and management since the completion of our IPO have been focused on searching for a target business with which to consummate an initial business combination and, since November 29, 2021, on the consummation of the Merger.

On March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”), which include proposals relating to the circumstances in which SPACs such as us could be subject to the Investment Company Act, and the regulations thereunder. The SPAC Rule Proposals would provide a safe harbor from one prong of the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act for a SPAC satisfying certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. To comply with the duration limitation of the proposed safe harbor, a SPAC would have a limited time period to announce and complete a de-SPAC transaction. Specifically, the SPAC Rule Proposals would require a company to file a report on Form 8-K announcing that it has entered into an agreement with a target company for an initial business combination no later than 18 months after the effective date of the SPAC’s IPO registration statement. The SPAC also would need to complete its initial business combination no later than 24 months after the effective date of the IPO registration statement.

There is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC, including a SPAC like us, that may not complete its initial business combination within 24 months from the effective date of its IPO registration statement. It is possible that a claim could be made that we have been operating as an unregistered investment company. If we were deemed to be an investment company for purposes of the Investment Company Act, we might be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate. If we are required to liquidate, our investors would not be able to realize the benefits of owning stock in a successor operating business, such as any appreciation in the value of our common stock and warrants following such a transaction, our warrants would expire worthless and shares of our common stock would have no value apart from their pro rata entitlement to the funds then-remaining in the trust account.

Following our IPO, the funds in the trust account were held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to have been operating as an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act), we instructed Continental Stock Transfer & Trust Company, the trustee with respect to the trust account, to liquidate the U.S. government treasury obligations or money market funds held in the trust account and thereafter to hold all funds in the trust account in cash until the earlier of consummation of our initial business combination or liquidation. As a result, following such liquidation, we will likely receive minimal interest, if any, on the funds held in the trust account, which would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation.

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

There can be no assurance that we will be able to comply with the continued listing standards of the NYSE American or any other exchange on which our securities may be listed in the future.

Our common stock, units and warrants are currently listed on the NYSE American..

Our eligibility for continued listing may depend on, among other things, the number of our shares that are redeemed and the resulting market capitalization, public float and number of round lot holders of our shares immediately after the Merger, each of which may drop below the required amount due to redemptions. If, in connection with the Merger or any other business combination, the NYSE American delists our common stock from trading on its exchange for failure to meet the listing standards, we and our stockholders could face significant material adverse consequences including:

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

The National Securities Markets Improvement Act of 1996, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” To the extent our common stock, units, or warrants are listed on the NYSE American, they are covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. Certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on the NYSE American, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities.

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

Our warrants are issued registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least a majority of the then outstanding warrants (including the private placement warrants) to make any change that adversely affects the interests of the registered holders of IPO warrants. Accordingly, we may amend the terms of the warrants in a manner adverse to a holder if holders of at least a majority of the then outstanding warrants approve of such amendment. Although our ability to amend the terms of the warrants with the consent of at least a majority of the then outstanding warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, shorten the exercise period or decrease the number of shares of our common stock purchasable upon exercise of a warrant.

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

Our amended and restated certificate of incorporation provides that its provisions may be amended by holders of a majority of our outstanding common stock entitled to vote thereon, subject to applicable provisions of the DGCL or applicable stock exchange rules. Our initial stockholders, who will collectively beneficially own up to 20% of our common stock, will participate in any vote to amend our amended and restated certificate of incorporation and will have the discretion to vote in any manner it chooses. Our ability to amend the provisions of our amended and restated certificate of incorporation which govern our pre-business combination activity may increase our ability to complete a business combination with which you do not agree.

Our initial stockholders will control a substantial interest in us and thus may influence certain actions requiring a stockholder vote.

Our initial stockholders own approximately 73.7% of our issued and outstanding shares of common stock. None of our Sponsor, officers, directors, industry advisors, initial stockholders or their affiliates has indicated to us any intention to purchase any units or shares of common stock from persons in the open market or in private transactions. However, our Sponsor, officers, directors, industry advisors, initial stockholders or their affiliates could determine in the future to make such purchases in the open market or in private transactions, to the extent permitted by law, in order to influence the vote or magnitude of the number of stockholders seeking to tender their shares to us. In connection with any vote for a proposed business combination, our initial stockholders, as well as all of our management team, have agreed to vote the shares of common stock owned by them in favor of such proposed business combination.

Our board of directors is divided into two classes, each of which will generally serve for a term of two years with only one class of directors being elected in each year. It is unlikely that there will be an annual meeting of stockholders to elect new directors prior to the consummation of a business combination, in which case all of the current directors will continue in office until at least the consummation of the business combination. Accordingly, you may not be able to exercise your voting rights under corporate law until after the applicable extension date. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholders will continue to exert control at least until the consummation of a business combination.

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

Past performance by Adit or its affiliates, including our management team, may not be indicative of future performance of an investment in ADEX or the surviving company.

Past performance by us, Adit, businesses associated with Adit, our management team or their respective affiliates is not a guarantee of future success. You should not rely on the historical record of Adit, businesses associated with Adit, our management team or their respective affiliates as indicative of the future performance of an investment in us or the surviving company or the returns we or the surviving company will, or are likely to, generate going forward.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our units, common stock and warrants are listed on NYSE American under the symbols “ADEX.U,” “ADEX” and “ADEX.WS,” respectively.

Holders

As of January 3, 2023, there were 560 holders of record of our common stock.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

We are a blank check company incorporated in Delaware and formed for the purpose of effecting an initial business combination with one or more target businesses. We intend to effectuate our initial business combination using cash from the proceeds of our IPO and the private placement of the warrants consummated simultaneous with the IPO, our stock, debt or a combination of cash, stock and debt.

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

On January 15, 2021, the IPO underwriters exercised their over-allotment option in full, and, on January 19, 2021, the IPO underwriters purchased an additional 3,600,000 units at an offering price of $10.00 per Unit, generating gross proceeds of $36,000,000. Simultaneously with the closing of the sale of additional units, we sold an additional 720,000 private placement warrants at a price of $1.00 per private placement warrants, generating gross proceeds of $720,000. As of January 19, 2021, an aggregate amount of $276,000,000 of the net proceeds from the IPO (including the additional 3,600,000 units and additional 720,000 private placement warrants) were deposited in our trust account established in connection with the IPO (the “Trust Account”).

We paid a total of approximately $5.5 million in underwriting discounts and commissions and approximately $0.6 million for other costs and expenses related to the IPO.

We will have until the applicable extension date, the latest of which is July 14, 2023, if our board of directors approves all six one-month extensions allowed under the current certificate of incorporation to complete a business combination or otherwise (a) cease all operations except for the purpose of winding up, (b) as promptly as reasonably possible but not more than ten business days thereafter, redeem all of the shares of common stock included as part of the units and (c) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and in accordance with applicable law, dissolve and liquidate. The current extension date is April 14, 2023.

In connection with the stockholders’ vote at the special meeting of stockholders held on December 23, 2022, 25,132,578 shares of common stock exercised their right to redeem such shares for a pro rata portion of the funds in our trust account for approximately $253.6 million (approximately $10.09 per share).

Results of Operations

Our entire activity since inception up to December 31, 2022 relates to our formation, the IPO and, since the closing of the IPO, a search for a business combination candidate. We will not be generating any operating revenues until the closing and completion of our initial business combination, at the earliest.

For the year ended December 31, 2022, we had a net income of $4.8 million, which consisted of change in fair value of warrant liabilities of $4.6 million and interest earned on marketable securities held in the trust account of $4.0 million, offset by formation and operational costs of $2.9 million and provision for income taxes of $0.8 million.

 For the year ended December 31, 2021, we had net loss of $2.6 million which consisted of $3.7 million in formation and operating costs, offset by $0.1 million in interest earned on marketable securities held in the trust account and $1.0 million in change in fair value of warrants.

Liquidity and Capital Resources

As of December 31, 2022, we had approximately $1.0 million in our operating bank account, and a working capital deficit of approximately $5.2 million, excluding approximately $0.8 million in federal income tax payable that can be paid through the interest income earned on Trust Account.

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

On August 6, 2021, we issued an unsecured promissory note to the Sponsor in connection with a working capital loan made by the Sponsor to us pursuant to which we were permitted to borrow up to $300,000 in the aggregate, until such promissory note was amended and restated to permit borrowing up to $1,000,000. The note is non-interest bearing and payable on the earlier to occur of (i) the applicable extension date or (ii) the effective date of a business combination. Any amounts outstanding under the note are convertible into warrants, at a price of $1.00 per warrant at the option of the Sponsor, the terms of which shall be identical to the private placement warrants. As of December 31, 2022, we had borrowed $300,000 under the note. On March 12, 2023, we issued an amended and restated promissory note to the Sponsor. The amended and restated promissory note increases the maximum aggregate amount of advances and readvances permitted from $300,000 to $1,000,000.

On October 9, 2022, we entered into a settlement and release agreement with Griid Holdco LLC (“GRIID”) and its affiliates and Blockchain Access UK Limited (“Blockchain”) and certain of its affiliates (the “Blockchain Settlement and Release Agreement”), pursuant to which Blockchain waived any potential defaults under the Third Amended and Restated Credit Agreement between GRIID and Blockchain, dated November 19, 2021 (the “Prior Credit Agreement”) and the parties agreed to release each other from any claims related to the Prior Credit Agreement. Also on October 9, 2022, GRIID and its affiliates entered into the Fourth Amended and Restated Loan Agreement (the “Credit Agreement”) with Blockchain and its affiliates. The Credit Agreement amended and restated the Prior Credit Agreement in its entirety, providing for a restructured senior secured term loan in the amount of $57,433,360.50, which represents GRIID’s outstanding obligations under the Prior Credit Agreement after giving effect to the Credit Agreement. GRIID also issued to Blockchain a warrant in connection with the credit agreement, which will be automatically adjusted and exercised for an exercise price of $0.01 into a number of GRIID Class B units to be equal to 10% of the issued and outstanding capital stock of the continuing company following the Merger (“New GRIID”) immediately following the closing of the Merger.

On December 6, 2022, we and EarlyBirdCapital, Inc. (“EarlyBird”) entered into an amendment to the underwriting agreement dated as of January 11, 2021, relating to our IPO (as so amended, the “underwriting agreement”). Among other things, the amendment reduces the amount of the deferred underwriting commission payable to EarlyBird to $6,762,000, which amount, together with reimbursement of EarlyBird’s legal expenses in an amount not to exceed $150,000 (the “Expense Reimbursement”), will be payable as follows: (i) upon the closing of our initial business combination, in an amount equal to the lesser of (A) $3,381,000 plus the Expense Reimbursement and (B) the balance of our trust account, after all amounts payable in connection with stockholder redemptions have been so paid and (ii) the remainder pursuant to a convertible promissory note (the “Note”) to be made by the surviving company of our initial business combination (the “Maker”) upon the consummation of our initial business combination. If we do not consummate an initial business combination, no deferred underwriting commission will be payable to EarlyBird. The amendment also provides customary registration rights to EarlyBird for the shares of common stock of the Maker (the “Maker’s common stock”) issuable upon conversion of the Note.

The Note is expected to bear interest at a rate of 8% per annum and is expected to mature upon the one-year anniversary of the date of its issuance upon consummation of our initial business combination (the “Maturity Date”). The Note is expected to provide that the full amount of the Note may be converted at EarlyBird’s election on the Maturity Date or any date on which the Maker elects to voluntarily prepay any or all of the outstanding principal and accrued interest into shares of the Maker’s common stock, at a per share conversion price equal to 90% of the trailing five trading day volume weighted average price of a share of the Maker’s common stock. The Note is also expected to contain a provision precluding conversion to the extent such conversion would result in an issuance exceeding the maximum number of shares of the Maker’s common stock permitted to be issued without a vote of the Maker’s stockholders.

The Note is expected to provide for mandatory prepayments from time to time after the date of the Note’s issuance, in amounts equal to 15% of the gross proceeds received by the Maker from any equity lines, forward purchase agreements or other equity financings consummated by Maker prior to the Maturity Date. The Note is also expected to provide for penalty-free prepayments in whole or in part, at the election of the Maker.

The form of Note provides that the Maturity Date may be accelerated upon the occurrence of certain customary Events of Default (as defined therein). Upon the occurrence an Event of Default, the Note would bear interest at a rate of 15% per annum from, and including, the Maturity Date (or such earlier date if the obligation to repay the Note is accelerated) to, but excluding, the date of repayment.

On January 12, 2023, February 8, 2023, and March 12, 2023, our board of directors elected to extend the date by which we must complete an initial business combination by one month each time, from January 14, 2023 to April 14, 2023 (the “Extensions”). In connection with the Extensions, GRIID Infrastructure LLC (“GRIID Infrastructure”) deposited an aggregate of $444,136 (representing $0.06 per IPO Share per month) into our trust account for its public stockholders on behalf of us. This deposit is loaned to us pursuant to a promissory note issued by us to GRIID Infrastructure on January 13, 2023. The Extensions are the first, the second, and third of six one-month extensions permitted under our governing documents and provide us with additional time to complete our initial business combination.

Pursuant to the unsecured promissory note, we may borrow up to $900,000 in the aggregate. The note is interest-bearing, at a rate per annum equal to the Applicable Federal Rate set forth by the Internal Revenue Service pursuant to Section 1274(d) of the Internal Revenue Code, and payable on the earlier of (i) the date on which a definitive decision to liquidate our Company is made by our board of directors, and (ii) the closing of the Merger, unless accelerated upon the occurrence of an event of default. Any outstanding principal amount under the note may be prepaid by us, at our election and without penalty.

Going Concern Consideration

 We anticipate that the approximately $1.0 million in the operating bank account as of December 31, 2022 will not be sufficient to allow us to operate for at least the next 12 months, assuming that a business combination is not consummated during that time. We have incurred and expect to continue to incur significant costs in pursuit of its financing and acquisition plans. These conditions raise substantial doubt about our ability to continue as a going concern one year from the issuance date of the financial statements. Management plans to address this uncertainty through loans from the Sponsor, officers, directors, or third parties. None of the Sponsor, officers or directors are under any obligation to advance funds to or to invest in us. There is no assurance that the plans to raise capital or to consummate a business combination will be successful. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Further, management has determined that if we are unable to complete a business combination prior to the applicable extension date, then we will (a) cease all operations except for the purpose of winding up, (b) as promptly as reasonably possible but not more than ten business days thereafter, redeem all of the IPO Shares and (c) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and in accordance with applicable law, dissolve and liquidate. The date for mandatory liquidation and subsequent dissolution as well as our working capital deficit raise substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after the applicable extension date.

Off-Balance Sheet Financing Arrangements

As of December 31, 2022, we did not have any off-balance sheet arrangements. We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any non-financial assets.

On September 9, 2022, we and Griid Infrastructure LLC (“Griid Infrastructure”) entered into a share purchase agreement (the “Share Purchase Agreement”) with GEM Global Yield LLC SCS (the “Purchaser”) and GEM Yield Bahamas Limited relating to a share subscription facility. Pursuant to the Share Purchase Agreement, following the Merger, subject to certain conditions and limitations set forth in the Share Purchase Agreement, the surviving company of the Merger shall have the right, but not the obligation, from time to time at its option, to issue and sell to the Purchaser up to $200.0 million of its shares of common stock.

On November 29, 2021, we entered into an agreement and plan of merger (the “Initial Merger Agreement”) by and among us, Merger Sub, and GRIID. On December 23, 2021, October 17, 2022, and February 8, 2023, the parties to the Initial Merger Agreement amended the Initial Merger Agreement. The Merger Agreement provides, among other things, that on the terms and subject to the conditions set forth therein, Merger Sub will merge with and into GRIID, the separate limited liability company existence of Merger Sub will cease, and GRIID, as the surviving company of the Merger, will continue its existence under the Limited Liability Company Act of the State of Delaware as a wholly owned subsidiary of the Company.

The Merger Agreement and the transactions contemplated thereby were unanimously approved by the board of directors of ADEX and the board of managers of GRIID.

 Contractual Obligations

At December 31, 2022, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than what is disclosed in the balance sheet.

JOBS Act

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

Critical Accounting Policies

Management’s discussion and analysis of our results of operations and liquidity and capital resources are based on our consolidated financial information. We describe our significant accounting policies in Note 2 - Significant Accounting Policies of the Notes to Financial Statements included in this Annual Report on Form 10-K. Our consolidated financial statements have been prepared in accordance with GAAP. Certain of our accounting policies require that management apply significant judgments in defining the appropriate assumptions integral to financial estimates. On an ongoing basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with GAAP. Judgments are based on historical experience, terms of existing contracts, industry trends and information available from outside sources, as appropriate. However, by their nature, judgments are subject to an inherent degree of uncertainty, and, therefore, actual results could differ from our estimates.

We have identified the following as our critical accounting policies:

Common Stock Subject to Possible Redemption

All of the outstanding IPO Shares contain a redemption feature, which allows for the redemption of such IPO Shares in connection with our liquidation, if there is a stockholder vote or tender offer in connection with a business combination or in connection with certain amendments to our amended and restated articles of incorporation. In accordance with ASC 480-10-S99, redemption provisions not solely within the control of the Company require shares of common stock subject to redemption to be classified outside of permanent equity. Therefore, shares of common stock were classified outside of permanent equity as of December 31, 2022 and December 31, 2021.

We recognize changes in redemption value immediately as they occur upon the IPO and will adjust the carrying value of redeemable shares of common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable shares of common stock are recorded as charges against additional paid-in capital and accumulated deficit.

On December 23, 2022, we held a special meeting of stockholders in which the stockholders approved an amendment to our amended and restated certification of incorporation to extend the date by which we must consummate its initial business combination up to six times at the election of our board of directors for an additional one month each time (for a maximum of six one-month extensions) or otherwise (a) cease all operations except for the purpose of winding up, (b) as promptly as reasonably possible but not more than ten business days thereafter, redeem all of the shares of common stock included as part of the units sold in our IPO and (c) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and in accordance with applicable law, dissolve and liquidate.

In connection with the stockholders’ vote at the special meeting of stockholders on December 23, 2022, 25,132,578 shares of common stock exercised their right to redeem such shares for a pro rata portion of the funds in our trust account for approximately $253.6 million (approximately $10.09 per share). Following redemptions, we have 2,467,422 IPO Shares outstanding.

Net Income (Loss) Per Share of Common Stock

We have two categories of shares, which are referred to as redeemable shares of common stock and non-redeemable shares of common stock. Earnings and losses are shared pro rata between the two categories of shares for the year ended December 31, 2022 and 2021.

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

At December 31, 2022, we have evaluated both the IPO warrants and private placement warrants under ASC 480 and ASC 815-40. Such guidance provides that, because the private placement warrants do not meet the criteria for equity treatment thereunder, each private placement warrant must be recorded as a liability. Accordingly, we classified each warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in our statements of operations. The private placement warrants had met the requirement for equity accounting treatment when initially issued. On December 23, 2021, the private placement warrants were modified such that the private placement warrants no longer meet the criteria for equity treatment. As such, the private placement warrants were treated as derivative liability instruments from the date of the modification.

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity

(Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. We are currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As of December 31, 2022, we were not subject to any market or interest rate risk. As of December 31, 2022, the net proceeds of our IPO, including amounts in the trust account, were invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

However, to mitigate the risk of us being deemed to have been operating as an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act), we have instructed Continental Stock Transfer & Trust Company, the trustee with respect to the trust account, to liquidate the U.S. government treasury obligations or money market funds held in the trust account and thereafter to hold all funds in the trust account in cash until the earlier of consummation of our initial business combination or liquidation.

Item 8. Financial Statements and Supplementary Data.

Our financial statements and the notes thereto begin on page F-1 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (together, the “Certifying Officers”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of December 31, 2022.

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

Management’s Report on Internal Controls over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,
(2)

provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintain effective internal control over financial reporting as of December 31, 2022.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

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

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our current directors and executive officers, and their ages as of December 31, 2022 are as follows:

Name	Age	Position
Eric L. Munson	62	Non-executive Chairman
David L. Shrier	49	Director, President and Chief Executive Officer
John J. D’Agostino	47	Chief Financial Officer and Treasurer
Elizabeth B. Porter	52	Chief Technology Officer and Secretary
Jacob Cohen	49	Director
Sharmila Kassam	49	Director
Sheldon Levy	73	Director

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

David L. Shrier has served as our President, Chief Executive Officer and as a member of our board of directors since October 2020. Mr. Shrier also serves as a board member of Esme Learning Solutions, Inc., where Adit is a significant investor, and for which Mr. Shrier has served in various roles since February 2019. Mr. Shrier was a non-executive director of fintech company Mode Global Holdings PLC (LSE: MODE) from May 2022 to January 2023. He was a non-executive director of crypto infrastructure company Copper Technologies (UK) Ltd from November 2020 to January 2022, and Senior Advisor from January 2022 to December 2022. He is also a thought leadership consultant to CoinDesk, the #1 media company serving the cryptocurrency and blockchain industry. He has served as strategic advisor to two startup companies, Kaleidoco and Dandelion Science, since December 2021. Mr. Shrier was co-founder of Riff Analytics, an artificial intelligence collaboration software company (where Adit is also an investor) that was acquired by Esme Learning in November 2021, and served as its chairman of the board of directors from its inception in June 2017 until July 2020. Riff Analytics was acquired by Esme Learning in November 2021. Mr. Shrier holds a part-time appointment as a Professor of Practice in the Department of Management & Innovation at Imperial College London Business School which he began in December 2020, where (among other initiatives) he leads the Institutional Digital Assets Project, providing insight into crypto and blockchain use cases and technologies. From August 2017 to July 2021, Mr. Shrier held a part-time appointment as Associate Fellow with Saïd Business School, University of Oxford, where he created and launched the Oxford Fintech and Oxford Blockchain Strategy Programmes online, as well as Oxford Fintech Lab. Between February 2013 and November 2020, Mr. Shrier held a variety of instructional and administrative roles at the Massachusetts Institute of Technology, including New Ventures Officer, Managing Director, Connection Science & Engineering and most recently, Lecturer, Media Arts & Sciences. Previously, Mr. Shrier has held a variety of management roles in privately funded companies including, most recently, Distilled Identity, where he served as Chief Executive Officer from June 2017 to May 2020. Since September 2017, Mr. Shrier has served as a member of FINRA’s fintech advisory Committee. Mr. Shrier is a senior advisor to the UK government’s Revenue & Customs department (HMRC) since December 2019 as well as UK Department for International Trade’s fintech steering board since March 2018. Since October 2020, Mr. Shrier has also been an advisor to the European Parliament’s Science & Technology Committee, which is chaired by Eva Kaili. Mr. Shrier is also on the advisory board for WorldQuant University, which offers a totally free online master’s degree in financial engineering, where he has served since April 2016. Mr. Shrier is well qualified to serve as a director due to his extensive experience managing technology companies, his experience in crypto and blockchain, and his contacts and relationships.

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

Elizabeth B. Porter has served as our Chief Technology Officer and Secretary since October 2020. Throughout her career, Ms. Porter has led multiple product and engineering teams to deliver high value, customer-focused educational technology products in product design, business strategy and operational roles. Ms. Porter has worked with clients in technology, education, and publishing to develop product strategy and vision, provide technical direction and architecture, and conceive end-to-end solutions that meet business needs. Ms. Porter served as Vice President of Product of EdX, a non-profit massive open online course (MOOC) provider founded by MIT and Harvard University, from May 2014 to December 2015. Ms. Porter held executive roles at Pearson Education, a company that provides education publishing and assessment services to schools, corporations and students with more than 22,500 employees operating in 70 countries (including former Vice President with special focus on higher education online offering) from January 2010 to April 2014, as well as directing product development teams at Mathsoft Inc. (subsequently acquired by PTC) from April 2006 until August 2008, Extension Engine (from May 2016 to December 2018), an edtech consultancy that specializes in the development of highly customized online courses and programs, and University of Texas at Austin (from May 2018 to December 2019). Ms. Porter has been the managing partner of Geeklight, LLC, an edtech consulting business, since May 2016. She served as Chief Executive Officer, co-founder and board member of Riff Analytics, a conversation analytics company that works primarily with educational institutions and providers delivering platform software and custom data analytics reporting, since September 2017 until its acquisition by Esme in November 2021.  Ms. Porter has also headed the course development and delivery teams at Esme Learning in her capacity as President and Chief Executive Officer, board member and co-founder since February 2019. Esme Learning is an artificial intelligence-enabled workforce transformation company that partners with the world’s top universities to reskill professionals for the Fourth Industrial Revolution. Ms. Porter’s engagements in higher education include roles as researcher and lecturer at the MIT Media Lab since September 2016 and Boston University Questrom School of Business since July 2016. She also serves as board member, treasurer and trustee of Oakwood School, a non-profit private school, since June 2015. Ms. Porter graduated from Cornell University, where she received her B.A. in English Literature and M.A. in Mathematics Teacher Education.

Jacob Cohen has served as a member of ADEX’s board of directors since October 2020. Since June 2012, Mr. Cohen has served as Senior Associate Dean at MIT Sloan for Degree Programs and Senior Lecturer in Accounting & Law. Prior to his academic career, Mr. Cohen worked as an accountant at KPMG LLP in Philadelphia, and as a mergers & acquisitions consultant for PricewaterhouseCoopers LLP in New York City. Mr. Cohen earned a J.D. and a Master of Science in Accounting from Syracuse University in 1998, and a Bachelor of Science in Accounting from Lehigh University in 1995. Mr. Cohen is well qualified to serve as a director due to his extensive industry experience and his contacts and relationships.

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

Sheldon Levy has served as a member of ADEX’s board of directors since October 2020. Mr. Levy has been an instrumental figure in Canada’s innovation ecosystem in the last decade, spearheading the creation of such organizations as Ryerson’s Digital Media Zone (DMZ), the Brookfield Institute for Innovation + Entrepreneurship, and Scale Up Ventures, Inc. Mr. Levy is also a founder and advisor to Ryerson Futures Inc., an accelerator that has exported the DMZ concept to such locations as Calgary and Mumbai. From 2015 to 2017, Mr. Levy served as Ontario’s Deputy Minister of Advanced Education and Skills Development, where he helped prioritize innovation and entrepreneurship throughout Ontario’s postsecondary education and training system. From 2017 to December 2019, Mr. Levy was the Chief Executive Officer of NEXT Canada, an organization that provides mentorship, education, networks and funding to Canada’s most promising entrepreneurs. From December 2018 to June 2020, Mr. Levy acted as Special Advisor to Canada’s Minister of Small Business and Export Promotion, Mary Ng, on the issue of scaling up small and medium-sized businesses. In September 2019, Mr. Levy joined the Board of Directors of Baycrest Health Sciences. Mr. Levy graduated from York University, where he received his MSc. He was also awarded honorary doctorates from York University, Lakehead University and Mount Allison University. Mr. Levy is well qualified to serve as a director due to his extensive industry experience and his contacts and relationships.

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

Director Independence

NYSE American listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. We have determined that Ms. Kassam and Messrs. Cohen and Levy are independent directors under NYSE American rules and Rule 10A-3 of the Exchange Act. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee, a compensation committee and a nominating committee. The rules of the NYSE American and Rule 10A of the Exchange Act generally require that these committees be comprised solely of independent directors.

Audit Committee

Our audit committee consists of Messrs. Cohen (Chair) and Levy and Ms. Kassam. Under the NYSE American listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent. Each member of the audit committee is financially literate and our board of directors has determined that Mr. Cohen qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

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
•

reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the FASB, the SEC or other regulatory authorities.

Compensation Committee

Our compensation committee consists of Messrs. Levy (Chair) and Cohen and Ms. Kassam. Under the NYSE American listing standards and applicable SEC rules, we are required to have a compensation committee comprised solely of independent directors.

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

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by the NYSE American and the SEC.

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

Our officers have agreed not to become an officer or director of any other special purpose acquisition company which has publicly filed a registration statement with the SEC until we have entered into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination by the applicable extension date.

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

•

Our Sponsor, directors and officers have agreed to waive their redemption rights with respect to any shares of common stock held by them in connection with the consummation of our initial business combination. Additionally, our Sponsor, directors and officers have agreed to waive their redemption rights with respect to any founder shares held by them if we fail to consummate our initial business combination by the applicable extension date. If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the private placement warrants held in the trust account will be used to fund the redemption of our IPO Shares, and the private placement warrants will expire worthless. With certain limited exceptions, the founder shares will not be transferable or assignable by the holders until the earlier of: (A) one year after the completion of our initial business combination or (B) subsequent to our initial business combination, (x) if the last sale price of our common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property. With certain limited exceptions, the private placement warrants will not be transferable, assignable or saleable by the initial holders or their permitted transferees until 30 days after the completion of our initial business combination. Since our Sponsor and management team may directly or indirectly own common stock and warrants following the IPO, our officers, directors and industry advisors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of February 28, 2023, by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock
•	each of our executive officers and directors; and
•	all our executive officers and directors as a group

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of February 28, 2023.

	Amount and Nature of Beneficial Ownership	Approximate Percentage of Outstanding Common Stock Shares
Name and Address of Beneficial Owner (1)
Jacob Cohen	10,000	*
John J. D’Agostino (3)	—	—
Sharmila Kassam	10,000	*
Sheldon Levy	10,000	*
Eric L. Munson (3)	—	—
Elizabeth B. Porter (3)	—	—
David L. Shrier (3)	—	—
All officers and directors as a group (7 individuals)	30,000	*
Greater than 5% Beneficial Owners (1)(2)
Adit EdTech Sponsor, LLC (2)	6,832,500	72.9%
Radcliffe Capital Management, L.P. (4)	200,000	8.11%

*	Less than one percent
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 1345 Avenue of the Americas, 33rd Floor, New York, New York 10105.
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

(4)

Based solely on the Schedule 13G filed with the SEC on December 27, 2022 by Radcliffe Capital Management, L.P., a Delaware limited partnership, RGC Management, LLC, a Delaware limited liability company, Steven B. Katznelson, Christopher Hinkel, Radcliffe SPAC Master Fund, L.P., a Cayman Islands limited partnership, and Radcliffe SPAC GP, LLC, a Delaware limited liability company (together, “Radcliffe”). The address of each is 50 Monument Road, Suite 300, Bala Cynwyd, PA 19004.

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

Our Sponsor, directors and officers or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to these persons and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

We may engage Adit, or another affiliate of our Sponsor, as our lead financial advisor in connection with our initial business combination and may pay such affiliate a customary financial advisory fee in an amount that constitutes a market standard financial advisory fee for comparable transactions.

 On April 17, 2021, GRIID entered into an engagement letter and an incentive unit award agreement (together, the “consulting agreements”) with Deucalion Partners, LLC, an entity affiliated with John D’Agostino, our Chief Financial Officer. The engagement letter was amended on November 14, 2022. Pursuant to the consulting agreements, as amended, GRIID is obligated to pay to such entity $400,000 and grant such entity units representing a 0.5% profits interest in GRIID. The cash payment is considered to be earned as of April 26, 2022 and is payable on consummation of the Merger. The units vested as to one-fourth on April 16, 2022, and will continue to vest 1/36th on the 17th day of each month thereafter, subject to such entity’s continued service through such vesting dates; provided, however, that any unvested units shall fully vest upon a qualifying transaction.

On August 6, 2021, our Sponsor agreed to loan us up to $300,000 to finance working capital expenses. The loan bears no interest and is payable in full on the earliest of (i) the applicable extension date or (ii) the effective date of our initial business combination. Outstanding amounts under the loan are convertible into warrants to purchase shares of our common stock at a price of $1.00 per warrant, at the Sponsor’s option, on terms identical to the private placement warrants. As of December 31, 2022, $300,000 under the loan was outstanding. On March 12, 2023, we issued an amended and restated promissory note to our Sponsor. The amended and restated promissory note increases the maximum aggregate amount of advances and readvances permitted from $300,000 to $1,000,000.

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

On October 9, 2022, we entered into a settlement and release agreement with GRIID (and its affiliates) and Blockchain Access (and certain of its affiliates), pursuant to which Blockchain Access waived any potential defaults under the prior credit agreement between GRIID and Blockchain Access and the parties agreed to release each other from any claims related to the prior credit agreement. Also on October 9, 2022, GRIID and Blockchain Access entered into the credit agreement, which provided for a restructured senior secured term loan (the “loan”) in the amount of $57,433,360, which represents the outstanding obligations under the prior credit agreement after giving effect to the credit agreement. In connection with the execution of the credit agreement, GRIID issued a warrant to Blockchain Access, which will be automatically exercised immediately prior to the closing for an exercise price of $0.01 into a number of GRIID Class B units to be equal to 10% of the issued and outstanding capital stock of the post-merger combined company immediately following the closing of the Merger.

On January 13, 2023, in connection with the extension of the date by which we must complete our initial business combination, we issued an unsecured promissory note to GRIID pursuant to which we may borrow up to $900,000 in the aggregate. The note is interest-bearing, at a rate per annum equal to the Applicable Federal Rate set forth by the Internal Revenue Service pursuant to Section 1274(d) of the Internal Revenue Code, and payable on the earlier of (i) the date on which a definitive decision to liquidate the Company is made by our board of directors, and (ii) the closing of the Merger, unless accelerated upon the occurrence of an event of default. Any outstanding principal amount under the note may be prepaid by us, at our election and without penalty.

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. During the years ended December 31, 2022 and December 31, 2021, the aggregate fees billed by Marcum for professional services rendered for the audit of our financial statements totaled $172,010 and $108,840, respectively.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the years ended December 31, 2022 and December 31, 2021, we did not pay Marcum any audited-related fees.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the year ended December 31, 2022 or the year ended December 31, 2021.

All Other Fees. We did not pay Marcum for other services for the year ended December 31, 2022 or the year ended December 31, 2021.

Pre-Approval of Services

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

1.1

Underwriting Agreement, dated January 11, 2021, by and between the Company and EarlyBirdCapital, Inc., as representatives of the underwriters (Incorporated by reference to exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-39872), filed with the SEC on January 14, 2021).

1.2

Amendment to Underwriting Agreement, dated December 6, 2022, by and between the Company and EarlyBirdCapital, Inc., as representative of the several underwriters. (Incorporated by reference to exhibit 1.1 to the Company’s Current Report on Form 8-K (File No. 001-39872), filed with the SEC on December 7, 2022.

2.1**

Agreement and Plan of Merger, dated as of November 29, 2021, by and among the Company, ADEX Merger Sub, LLC and Griid Holdco LLC (Incorporated by reference to Annex A-1 to the Company’s Registration Statement on Form S-4 (File No. 333-261880), filed with the SEC on December 23, 2021).

2.2

First Amendment to Agreement and Plan of Merger, dated as of December 23, 2021, by and among the Company, ADEX Merger Sub, LLC and Griid Holdco LLC (Incorporated by reference to Annex A-1 to the Company’s Registration Statement on Form S-4 (File No. 333-261880), filed with the SEC on December 23, 2021).

2.3

Second Amendment to Agreement and Plan of Merger, dated as of October 17, 2022, by and among Adit EdTech Acquisition Corp., ADEX Merger Sub, LLC and Griid Holdco LLC (Incorporated by reference to Annex A-3 to the Company’s Registration Statement on Form S-4 (File No. 333-261880), filed with the SEC on February 9, 2023).

2.4

Third Amendment to Agreement and Plan of Merger, dated as of February 8, 2023, by and among Adit EdTech Acquisition Corp., ADEX Merger Sub, LLC and Griid Holdco LLC (Incorporated by reference to Annex A-4 to the Company’s Registration Statement on Form S-4 (File No. 333-261880), filed with the SEC on February 9, 2023).

2.5

Waiver Agreement, dated as of August 26, 2022, between Adit EdTech Acquisition Corp. and Griid Holdco LLC (Incorporated by reference to exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-39872), filed with the SEC on August 26, 2022).

3.1*	Amended and Restated Certificate of Incorporation, as amended.

3.2

Amended and Restated Bylaws of Adit EdTech Acquisition Corp. (Incorporated by reference to exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-39872), filed with the SEC on October 19, 2022).

4.1

Specimen Unit Certificate (Incorporated by reference to exhibit 4.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-l (File No. 333-251641), filed with the SEC on January 6, 2021).

4.2

Specimen Common Stock Certificate (Incorporated by reference to exhibit 4.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-l (File No. 333-251641), filed with the SEC on January 6, 2021).

4.3

Specimen Warrant Certificate (Incorporated by reference to exhibit 4.3 to Amendment No. 1 to the Company’s Registration Statement on Form S-l (File No. 333-251641), filed with the SEC on January 6, 2021).

4.4

Amended and Restated Warrant Agreement, dated December 23, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (Incorporated by reference to exhibit 4.1 to the Company’s Registration Statement on Form S-4 (File No. 333-261880), filed with the SEC on December 23, 2021).

4.5	Form of Common Stock Warrant (Incorporated by reference to exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-39872), filed with the SEC on September 12, 2022.

4.6*	Amended and Restated Promissory Note, issued March 12, 2023.

4.7**

Form of Convertible Promissory Note to be made by the Maker (Incorporated by reference to exhibit 1.1 to the Company’s Current Report on Form 8-K (File No. 001-39872), filed with the SEC on December 7, 2022.

4.8	Promissory Note, dated January 13, 2023 (Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39872), filed with the SEC on January 17, 2023.

10.1**	Voting Agreement (Incorporated by reference to Annex B to the Company’s Registration Statement on Form S-4 (File No. 333-261880), filed with the SEC on December 23, 2021).

10.2	Form of Investor Rights Agreement (Incorporated by reference to Annex C to the Company’s Registration Statement on Form S-4 (File No. 333-261880), filed with the SEC on December 23, 2021).

10.3

Securities Purchase Agreement, dated October 23, 2020, between the Registrant and the Sponsor (Incorporated by reference to exhibit 10.1 to the Company’s Registration Statement on Form S-l (File No. 333-251641), filed with the SEC on December 23, 2020).

10.4

Securities Assignment Agreement, dated October 27, 2020, among the Sponsor and Independent Directors (Incorporated by reference to exhibit 10.2 to the Company’s Registration Statement on Form S-l (File No. 333-251641), filed with the SEC on December 23, 2020).

10.5

Securities Assignment Agreement, dated October 23, 2020, among the Sponsor and Industry Advisors (Incorporated by reference to exhibit 10.3 to the Company’s Registration Statement on Form S-l (File No. 333-251641), filed with the SEC on December 23, 2020).

10.6

Letter Agreement, dated January 11, 2021, by and among the Company, the Company, its outside directors, its industry advisors and Adit EdTech Sponsor, LLC of Letter Agreement from each of the Registrant’s initial stockholders, officers and directors (Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39872), filed with the SEC on January 14, 2021).

10.7

Investment Management Trust Agreement, dated January 11, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee directors (Incorporated by reference to exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-39872), filed with the SEC on January 14, 2021).

10.8

Registration Rights Agreement, dated January 11, 2021, by and among the Company, Adit EdTech Sponsor, LLC and certain security holders party thereto (Incorporated by reference to exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-39872), filed with the SEC on January 14, 2021).

10.9

Private Placement Warrants Purchase Agreement, dated January 11, 2021 by and between the Company and Adit EdTech Sponsor, LLC (Incorporated by reference to exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-39872), filed with the SEC on January 14, 2021).

10.10

Administrative Services Agreement, dated January 11, 2021, by and between the Company and Adit EdTech Sponsor, LLC Form of Administrative Services Agreement (Incorporated by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-39872), filed with the SEC on January 14, 2021).

10.11	Form of Indemnification Agreement (Incorporated by reference to exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 001-39872), filed with the SEC on January 14, 2021).

10.12

Settlement and Release Agreement, dated as of October 9, 2022, by and between Adit EdTech Acquisition Corp., Griid Infrastructure LLC, the Lenders from time to time party thereto, and Blockchain Access UK Limited. (Incorporated by reference to exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-39872), filed with the SEC on November 14, 2022.

10.13**

Share Purchase Agreement, dated as of September 9, 2022, among Adit EdTech Acquisition Corp., Griid Infrastructure LLC, GEM Global Yield LLC SCS, and GEM Yield Bahamas Limited. (Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39872), filed with the SEC on September 12, 2022.

10.14**

Registration Rights Agreement, dated as of September 9, 2022, among Griid Infrastructure LLC, GEM Global Yield LLC SCS, and GEM Yield Bahamas Limited. (Incorporated by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-39872), filed with the SEC on September 12, 2022.

10.15

Form of Voting Agreement, dated as of November 4, 2022, between Adit EdTech Acquisition Corp. and the signatory thereto. (Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39872), filed with the SEC on November 10, 2022).

14.1	Code of Ethics (Incorporated by reference to exhibit 14.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2020).

21.1*	List of Subsidiaries.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document -the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data (formatted within the Inline XBRL document in Exhibit 101)

*	Filed herewith.
**

Annexes, schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant agrees to furnish supplementally a copy of any omitted attachment to the Securities and Exchange Commission on a confidential basis upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Adit EdTech Acquisition Corp.

Date: March 28, 2023	By:	/s/ David Shrier
Name: David L. Shrier
Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Eric L. Munson	Non-executive Chairman	March 28, 2023
Eric L. Munson

/s/ David L. Shrier	Director, President and Chief Executive Officer (Principal Executive Officer)	March 28, 2023
David L. Shrier

/s/ John J. D’Agostino	Chief Financial Officer (Principal Financial and Accounting Officer)	March 28, 2023
John J. D’Agostino

/s/ Jacob Cohen	Director	March 28, 2023
Jacob Cohen

/s/ Sharmila Kassam	Director	March 28, 2023
Sharmila Kassam

/s/ Sheldon Levy	Director	March 28, 2023
Sheldon Levy

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Adit EdTech Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Adit EdTech Acquisition Corp. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2022 would not be sufficient to allow  the Company to operate for a reasonable period of time, which is considered to be one year from the date of issuance of the financial statements, assuming that a business combination is not consummated.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

PCAOB ID Number: 688

New York, NY

March 28, 2023

ADIT EDTECH ACQUISITION CORP.

CONSOLIDATED BALANCE SHEETS

	December 31, 2022	December 31, 2021
ASSETS
Current assets
Cash	$992,187	$462,274
Prepaid expenses	77,774	265,282
Cash held in Trust Account for redeemed shares	1,093,204	—
Total Current Assets	2,163,165	727,556
Prepaid expenses, non-current	—	14,384
Cash and securities held in Trust Account	25,041,388	276,115,444
TOTAL ASSETS	$27,204,553	$276,857,384
Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit
Current liabilities
Accrued offering costs and expenses	$4,807,419	$3,153,755
Due to related party	138,986	18,986
Common stock to be redeemed	1,093,204	—
Income taxes payable	795,203	—
Working capital loan - related party	300,000	150,000
Total Current Liabilities	7,134,812	3,322,741
Warrant liability	459,236	5,044,441
Deferred underwriting discount	6,762,000	9,660,000
TOTAL LIABILITIES	14,356,048	18,027,182
Commitments
Common stock subject to possible redemption, 2,467,422 and 27,600,000 shares at redemption values of $10.24 and $10.00 at December 31, 2022 and December 31, 2021, respectively	25,273,823	276,000,000
Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at December 31, 2022 and December 31, 2021, respectively	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 6,900,000 shares issued and outstanding (excluding 2,467,422 and 27,600,000 shares at redemption value) at December 31, 2022 and December 31, 2021, respectively	690	690
Additional paid-in capital	1,103,029	—
Accumulated deficit	(13,529,037)	(17,170,488)
Total Shareholders’ Deficit	(12,425,318)	(17,169,798)
TOTAL LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT	$27,204,553	$276,857,384

The accompanying notes are an integral part of the consolidated financial statements.

ADIT EDTECH ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2022	Year Ended December 31, 2021
Formation and operating costs	$2,941,239	$3,704,239
Loss from operations	(2,941,239)	(3,704,239)
Other income:
Change in fair value of warrants	4,585,205	956,035
Trust interest income	3,984,085	115,444
Total other income	8,569,290	1,071,479
Income (loss) before provision for income taxes	5,628,051	(2,632,760)
Provision for income taxes	795,203	—
Net income (loss)	$4,832,848	$(2,632,760)
Basic and diluted weighted average shares outstanding, redeemable common stock	27,393,431	26,492,055
Basic and diluted net income (loss) per share	$0.14	$(0.08)
Basic and diluted weighted average shares outstanding, common stock	6,900,000	6,853,151
Basic and diluted net income (loss) per share	$0.14	$(0.08)

The accompanying notes are an integral part of the consolidated financial statements.

ADIT EDTECH ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2022 AND 2021

	Ordinary Shares		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance – January 1, 2021	6,900,000	$690	$24,310	$(526)	$24,474
Proceeds allocated to Public Warrants	—	—	16,771,351	—	16,771,351
Proceeds allocated to Private Placement Warrants	—	—	7,270,000	—	7,270,000
Offering costs allocated to Warrants	—	—	(981,103)	—	(981,103)
Modification to Private Placement Warrants to qualify as liability	—	—	(6,000,476)	—	(6,000,476)
Remeasurement of common stock to redemption value	—	—	(17,084,082)	(14,537,202)	(31,621,284)
Net loss	—	—	—	(2,632,760)	(2,632,760)
Balance – December 31, 2021	6,900,000	690	—	(17,170,488)	(17,169,798)
Remeasurement of common stock to redemption value	—	—	(1,794,971)	(1,191,397)	(2,986,368)
Reduction of deferred underwriter fees	—	—	2,898,000	—	2,898,000
Net income	—	—	—	4,832,848	4,832,848
Balance – December 31, 2022	6,900,000	690	1,103,029	(13,529,037)	(12,425,318)

The accompanying notes are an integral part of the consolidated financial statements.

ADIT EDTECH ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2022	Year Ended December 31, 2021
Cash Flows from Operating Activities:
Net income (loss)	$4,832,848	$(2,632,760)
Adjustments to reconcile net income (loss) to net provided by (cash used) in operating activities:
Change in fair value of warrants	(4,585,205)	(956,035)
Interest earned on cash and marketable securities held in Trust Account	(3,984,085)	(115,444)
Changes in operating assets and liabilities:
Prepaid expenses	201,892	(279,666)
Income taxes payable	795,203	—
Accrued offering costs and expenses	1,653,664	3,311,387
Cash held in Trust for redeemed shares	(1,093,204)
Common stock to be redeemed	1,093,204	—
Due to related party	120,000	214
Net cash provided by (used in) operating activities	(965,683)	(672,304)
Cash Flows from Investing Activities:
Investment held in Trust Account	—	(276,000,000)
Cash withdrawn for redemptions, net	253,712,545	—
Cash withdrawn from Trust Account to pay franchise tax and income taxes	1,345,596	—
Net cash provided by (used in) investing activities	255,058,141	(276,000,000)
Cash Flows from Financing Activities:
Proceeds from Initial Public Offering, net of underwriters’ fees	—	270,480,000
Proceeds from private placement	—	7,270,000
Payments of offering costs	—	(651,036)
Proceeds from issuance of promissory note to related party	150,000	150,000
Redemption of common stock, net	(253,712,545)	—
Payment of promissory note to related party	—	(150,000)
Net cash (used in) provided by financing activities	(253,562,545)	277,098,964
Net Change in Cash	529,913	426,660
Cash – Beginning	462,274	35,614
Cash – Ending	$992,187	$462,274
Non-Cash Investing and Financing Activities:
Deferred underwriting commissions charged to additional paid-in capital	$(2,898,000)	$9,660,000
Initial value of common stock subject to possible redemption	$—	$276,000,000
Remeasurement of carrying value to redemption value	$2,986,368	$—
Deferred offering costs paid by Sponsor loan	$—	$18,773
Modification to Private Placement Warrants to qualify as liability	$—	$6,000,476
Reduction of deferred underwriting fee payable	2,898,000

The accompanying notes are an integral part of the consolidated financial statements.

ADIT EDTECH ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

NOTE 1. Organization and Business Operations

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

As of December 31, 2022, the Company had not commenced any operations. All activity for the period from October 15, 2020 (inception) through December 31, 2022 relates to the Company’s formation and the initial public offering (“IPO”), which is described below, and since the closing of the IPO, the search for a prospective initial Business Combination (see Note 7). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO and change in the fair value of its Private Placement Warrants derivative liability.

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

Transaction costs amounted to $13.8 million consisting of $4.8 million of underwriting discount, $8.4 million of deferred underwriting discounts and commissions, and $0.6 million of other offering costs.

Trust Account

Following the closing of the IPO on January 14, 2021 and the underwriters’ full exercise of their over-allotment option on January 19, 2021, $276,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO, the sale of Over-allotment Units and the sale of the Private Placement Warrants were placed in a Trust Account, which were previously held as cash or invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account. To mitigate the risk of the Company being deemed to have been operating as an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the 1940 Act), the Company in January 2023 instructed Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash until the earlier of consummation of the Company’s initial business combination or liquidation.

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

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 immediately prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the then outstanding shares of common stock present and entitled to vote at the meeting to approve the Business Combination are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its amended and restated certificate of incorporation, as amended (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC containing substantially the same information as would be included in a proxy statement prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares it purchased during or after the IPO in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or do not vote at all.

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

The Company will have until the applicable extension deadline (such date, the “extension date”), the latest of which is July 14, 2023, if the Company’s board of directors approves all six one-month extensions allowed under the Company’s Amended and Restated Certificate of Incorporation to complete a Business Combination or otherwise (a) cease all operations except for the purpose of winding up, (b) as promptly as reasonably possible but not more than ten business days thereafter, redeem all of the shares of common stock included as part of the Units sold in the IPO and (c) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and in accordance with applicable law, dissolve and liquidate. The current extension date is April 14, 2023.

In connection with the stockholders’ vote at the special meeting of stockholders on December 23, 2022, 25,132,578 shares of Common Stock exercised their right to redeem such share for a pro rata portion of the funds in the Company’s Trust Account for approximately $253.6 million (approximately $10.09 per share).

The holders of the Founder Shares have agreed to waive liquidation rights with respect to such shares if the Company fails to complete a Business Combination prior to the applicable extension deadline. However, if the Sponsor acquired Public Shares in, or acquires Public Shares after, the IPO, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination by the applicable extension deadline. The IPO underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination by the applicable extension deadline and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the IPO price per Unit ($10.00).

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

Liquidity and Capital Resources

As of December 31, 2022, the Company had approximately $1.0 million in its operating bank account and a working capital deficit of approximately $5.2 million, excluding approximately $0.7 million in federal income tax and prepaid franchise tax payable that can be paid  using the funds derived from the interest income earned on Trust Account.

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

Going Concern Consideration

 The Company anticipates that the approximately $1.0 million in its operating bank account as of December 31, 2022 will not be sufficient to allow the Company to operate for at least the next 12 months, assuming that a Business Combination is not consummated during that time. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern one year from the issuance date of the consolidated financial statements. Management plans to address this uncertainty through loans from its Sponsor, officers, directors or third parties. None of the Sponsor, officers or directors are under any obligation to advance funds to, or to invest in, the Company. There is no assurance that the Company’s plans to raise capital or to consummate a Business Combination will be successful. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Further, management has determined that if the Company is unable to complete a Business Combination by the applicable extension deadline, then the Company will (a) cease all operations except for the purpose of winding up, (b) as promptly as reasonably possible but not more than ten business days thereafter, redeem all of the Public Shares and (c) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and in accordance with applicable law, dissolve and liquidate. The date for mandatory liquidation and subsequent dissolution as well as the Company’s working capital deficit raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the applicable extension deadline.

NOTE 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, ADEX Merger Sub, LLC. There has been no intercompany activity since inception.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2022 and 2021.

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

Cash held in Trust Account for redeemed shares represents amount owed to a stockholder for the shares of common stock they elected to redeem in connection with the shareholder meeting held on December 23, 2022, which was not paid at such time due a clerical error, and was subsequently corrected. As of December 31, 2022, the amount due to this stockholder is reflected as common stock to be redeemed in the accompanying consolidated balance sheet.

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the consolidated balance sheets. The fair values of cash and promissory note to related party are estimated to approximate the carrying values as of December 31, 2022 and December 31, 2021 due to the short maturities of such instruments.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At December 31, 2022 and December 31, 2021, the Company has not experienced losses on this account, and management believes that the Company is not exposed to significant risks on such account.

Common Stock Subject to Possible Redemption

All of the shares of common stock sold as part of the Units (see Note 3) contain a redemption feature, which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with a Business Combination or certain amendments to the Company’s amended and restated articles of incorporation. In accordance with ASC 480-10-S99, redemption provisions, not solely within the control of the Company, require shares of common stock subject to redemption to be classified outside of permanent equity. Therefore, shares of common stock were classified outside of permanent equity as of December 31, 2022 and December 31, 2021.

The Company recognizes changes in redemption value immediately as they occur upon the IPO and will adjust the carrying value of redeemable shares of common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable shares of common stock are recorded as charges against additional paid-in capital and accumulated deficit.

On December 23, 2022, the Company held a special meeting of stockholders in which the stockholders approved an amendment to the Company’s Amended and Restated Certification of Incorporation to extend the date by which the Company must consummate its initial Business Combination up to six times at the election of the Company’s board of directors for an additional one month each time (for a maximum of six one-month extensions) or otherwise (a) cease all operations except for the purpose of winding up, (b) as promptly as reasonably possible but not more than ten business days thereafter, redeem all of the shares of Common Stock included as part of the units sold in the Company’s initial public offering and (c) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and in accordance with applicable law, dissolve and liquidate (the “Extension Proposal”).

In connection with the stockholders’ vote at the special meeting of stockholders on December 23, 2022, stockholders representing 25,132,578 shares of common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account for approximately $253.6 million (approximately $10.09 per share). Following redemptions, the Company has 2,467,422 Public Shares outstanding.

Net Income (Loss) Per Share of Common Stock

The Company has two categories of shares, which are referred to as redeemable shares of common stock and non-redeemable shares of common stock. Earnings and losses are shared pro rata between the two categories of shares. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each category for the year-ended December 31, 2022 and 2021:

	Year Ended December 31, 2022		Year Ended December 31, 2021
	Redeemable	Non- Redeemable	Redeemable	Non- Redeemable
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss), as adjusted	$3,860,456	$972,392	$(2,091,672)	$(541,088)
Denominator:
Weighted Average Shares Outstanding including common stock subject to redemption	27,393,431	6,900,000	26,492,055	6,853,151
Basic and diluted net income (loss) per ordinary share	$0.14	$0.14	$(0.08)	$(0.08)

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

At December 31, 2022 and December 31, 2021, the Company has evaluated both the Public Warrants (as defined below) and Private Placement Warrants under ASC 480 and ASC 815-40. Such guidance provides that because the Private Placement Warrants do not meet the criteria for equity treatment thereunder, each Private Placement Warrant must be recorded as a liability. Accordingly, the Company classified each Private Placement Warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s consolidated statements of operations. On the date of the IPO, the Company’s Private Placement Warrants met the criteria for equity accounting treatment. On December 23, 2021, the Private Placement Warrants were modified such that the Private Placement Warrants no longer meet the criteria for equity treatment. As such, the Private Placement Warrants were treated as derivative liability instruments from the date of the modification.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the Company’s consolidated financial statements and has concluded that, while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of operations and/or search for a target company, the specific impact is not readily determinable as of the date of the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Inflation Reduction Act of 2022

The Inflation Reduction Act of 2022, signed into law on August 16, 2022, introduced a new excise tax on repurchases of stock after December 31, 2022 by domestic corporations whose stock is traded on an established securities market. The new excise tax is imposed on the repurchasing corporation, not the stockholders whose stock is repurchased. The tax is imposed at a rate of 1% of the fair market value of the stock repurchased during the corporation’s taxable year, reduced by the fair market value of stock issued during the taxable year. Because the Company is a Delaware corporation and its common stock is traded on the NYSE American, repurchases of the Company’s stock will be subject to this 1% excise tax. Recently issued guidance from the Department of the Treasury and the Internal Revenue Service does not exclude the Company’s common stock issued in exchange for units of GRIID limited liability company membership units from reducing the value of repurchased stock for this purpose. If the fair market value of the redeemed Public Shares is netted against the fair market value of the Company’s common stock issued in connection with the Merger, there should be no liability for the stock repurchase excise tax as a result of the redemption of Public Shares.

If, however, the new excise tax is imposed on the Company with respect to redemptions of Public Shares in connection with the Merger, the Company will use interest earned on the Trust Account, as permitted by the Amended and Restated Certificate of Incorporation, to satisfy any excise tax liability.

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

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 3. Initial Public Offering

Pursuant to the IPO on January 14, 2021, the Company sold 24,000,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one share of common stock and one-half of one warrant to purchase one share of common stock (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment.

On January 14, 2021, an aggregate of $10.00 per Unit sold in the IPO was held in the Trust Account and will be held as cash or invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act. The Company in January 2023 instructed Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash until the earlier of consummation of the Company’s initial business combination or liquidation.

On January 19, 2021, the underwriters exercised the over-allotment option in full to purchase 3,600,000 Units. Following the closing of the IPO on January 14, 2021 and the underwriters’ full exercise of the over-allotment option on January 19, 2021, $276,000,000 was held in the Trust Account.

In connection with the stockholders’ vote at the special meeting of stockholders on December 23, 2022, 25,132,578 shares were tendered for redemption.

Accordingly, at December 31, 2022, 2,467,422 shares of common stock subject to possible redemption is presented at redemption value of $10.24 per share, as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.

As of December 31, 2022 and 2021, common stock subject to possible redemption reflected on the consolidated balance sheets is reconciled in the following table:

January 1, 2021	$—
Gross proceeds from public issuance	276,000,000
Less:
Proceeds allocated to public warrants	(16,771,351)
Common stock issuance costs	(14,849,933)
Plus:
Remeasurement of carrying value to redemption value	31,621,284
Common stock subject to possible redemption, December 31, 2021	276,000,000
Remeasurement of carrying value to redemption value	2,986,368
Redemptions	(253,712,545)
Common stock subject to possible redemption, December 31, 2022	$25,273,823

NOTE 4. Private Placement

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

Each Private Placement Warrant will entitle the holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment. The proceeds from the Private Placement Warrants were added to the proceeds from the IPO held in the Trust Account. If the Company does not complete a Business Combination by the applicable extension deadline, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

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

NOTE 5. Related Party Transactions

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

The Sponsors and the Company’s directors and officers have agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of: (A) one year after the completion of a Business Combination or (B) subsequent to a Business Combination, (x) if the last sale price of the Company’s common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Transactions with Company Officers

On April 17, 2021, Griid Holdco LLC, a Delaware limited liability company (“GRIID”), entered into an engagement letter and an incentive unit award agreement (together, the “consulting agreements”) with Deucalion Partners, LLC, an entity affiliated with John D’Agostino, the Company’s Chief Financial Officer. Pursuant to the consulting agreements, GRIID agreed to pay to such entity $400,000 and grant such entity units representing a 0.5% profits interest in GRIID. The cash payment will be due and payable upon the  closing of the Merger. The units vested as to one-fourth on April 16, 2022 and have vested and will continue to vest 1/36th on the 17th day of each month thereafter, subject to such entity’s continued service through such vesting dates, provided, however, that any unvested units shall fully vest upon the consummation of a merger with a special purpose acquisition company, qualified initial public offering, or other change of control transaction.

Due to Related Parties

As of December 31, 2022 and 2021, one related party paid or is obligated to pay an aggregate of approximately $139,000 and $19,000, respectively, on behalf of the Company to pay for deferred administrative service fees and operating costs.

Promissory Note — Related Party

On October 23, 2020, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $150,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) June 30, 2021, (ii) the consummation of the IPO, (iii) the abandonment of the IPO and (iv) an Event of Default (as defined in the Promissory Note). As of December 31, 2020, the Company had borrowed $150,000 under the Promissory Note. On July 28, 2021, the Company repaid $150,000 to the Sponsor under the Promissory Note. There was no outstanding balance under the Promissory Note as of December 31, 2022 and December 31, 2021.

On August 6, 2021, the Company issued an unsecured promissory note to the Sponsor in connection with a Working Capital Loan (as defined below) made by the Sponsor to the Company pursuant to which the Company may borrow up to $300,000 in the aggregate (the “New Promissory Note”). The note is non-interest bearing and payable on the earlier of (i)  the applicable extension deadline or (ii) the effective date of a Business Combination. Any amounts outstanding under the note are convertible into warrants, at a price of $1.00 per warrant at the option of the Sponsor, the terms of which shall be identical to the Private Placement Warrants. As of December 31, 2022 and December 31, 2021, the Company borrowed $300,000 and $150,000 under the note, respectively. On March 12, 2023, the Company issued an amended and restated promissory note to the Sponsor. The amended and restated promissory note increases the maximum aggregate amount of advances and readvances permitted from $300,000 to $1,000,000.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2,000,000 of notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2022 and 2021, a Working Capital Loan was outstanding in the amount of $300,000 and $150,000 respectively, under the New Promissory Note, as detailed under the heading “Promissory Note – Related Party.”

Administrative Service Fee

The Company entered into an agreement whereby, commencing on January 11, 2021, the Company has agreed to pay the Sponsor or an affiliate of the Sponsor an amount up to a total of $10,000 per month for office space, utilities, secretarial support and administrative services. For the year ended December 31, 2022, under such agreement, the Company incurred $120,000, in total, which is included due to related party on the accompanying balance sheet as of December 31, 2022. For the year ended December 31, 2021, under such agreement, the Company incurred and paid $120,000 in total. Upon completion of the initial Business Combination or liquidation, the Company will cease paying these monthly fees.

NOTE 6. Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Warrant liability – Private Placement Warrants	$459,236	$—	$—	$459,236
	$459,236	$—	$—	$459,236

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Warrant liability – Private Placement Warrants	$5,044,441	$—	$—	$5,044,441
	$5,044,441	$—	$—	$5,044,441

Cash and securities held in Trust Account

As of December 31, 2022, investment in the Company’s Trust Account consisted of approximately $25.0 million, in cash. As of December 31, 2021, investment in the Company’s Trust Account consisted of approximately $1,000 in U.S. Money Market funds and approximately $276.1 million, in U.S. Treasury securities. The Company classifies its U.S. treasury securities as held-to-maturity in accordance with ASC 320, “Investments — Debt and Equity Securities.” Held-to-maturity treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts. The Company considers all investments with original maturities of more than three months but less than one year to be short-term investments. The carrying value approximates the fair value due to its short-term maturity.

The carrying value, excluding gross unrealized holding loss and fair value of held to maturity securities on December 31, 2022 and 2021 are as follows:

	Carrying Value/Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of December 31, 2022
Cash	$25,041,388	$—	$—	$25,041,388
	$25,041,388	$—	$—	$25,041,388

	Carrying Value/Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of December 31, 2021
U.S. Money Market	$979	$—	$—	$979
U.S. Treasury Securities	276,114,465	4,535	—	276,119,000
	$276,115,444	$4,535	$—	$276,119,979

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

The key inputs into the Monte Carlo simulation model for the Private Placement Warrants were as follows at December 23, 2021:

Input	December 23, 2021
Expected term (years)	5.43
Expected volatility	13.20%
Risk-free interest rate	1.21%
Stock price	$9.88
Dividend yield	0.00%
Exercise price	$11.50

The key inputs into the Monte Carlo simulation model for the Private Placement Warrants were as follows at December 31, 2022 and December 31, 2021:

Input	December 31, 2022	December 31, 2021
Expected term (years)	0.91	5.40
Expected volatility	8.3%	11.70%
Risk-free interest rate	4.74%	1.20%
Stock price	$10.11	$9.90
Dividend yield	0.00%	0.00%
Exercise price	$11.50	$11.50

The following table sets forth a summary of the changes in the Level 3 fair value classification:

Warrant Liability
Fair value as of December 31, 2021	$5,044,441
Change in fair value	(4,585,205)
Fair value as of December 31, 2022	$459,236

NOTE 7. Commitments and Contingencies

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

On December 6, 2022, the Company and EarlyBirdCapital, Inc. (“EarlyBird”) entered into an amendment (the “Amendment”) to the Underwriting Agreement. Among other things, the amendment reduced the amount of the deferred underwriting commission payable to EarlyBird to $6,762,000, which amount, together with reimbursement of EarlyBird’s legal expenses in an amount not to exceed $150,000 (the “Expense Reimbursement”), will be payable as follows: (i) upon the closing of the Company’s initial business combination, in an amount equal to the lesser of (A) $3,381,000 plus the Expense Reimbursement and (B) the balance of the Company’s Trust Account, after all amounts payable in connection with stockholder redemptions have been so paid and (ii) the remainder pursuant to a convertible promissory note to be made by the surviving company of the Company’s initial business combination upon the consummation of the Company’s initial business combination. As of December 31, 2022, no amount in Expense Reimbursement has been incurred. If the Company does not consummate an initial business combination, no deferred underwriting commission will be payable to EarlyBird. The Amendment also provides customary registration rights to EarlyBird for the shares of common stock of the Maker issuable upon conversion of the Note.

As a result, the Company recognized $2,898,000 to additional paid-in capital in relation to the reduction of the deferred underwriter fee in the accompanying consolidated financial statements. As of December 31, 2022 and December 31, 2021, the deferred underwriting fee payable is $6,762,000 and $9,660,000, respectively.

Merger Agreement

On November 29, 2021, the Company entered into an agreement and plan of merger (the “Initial Merger Agreement”) by and among the Company, ADEX Merger Sub, LLC, a Delaware limited liability company and a wholly owned direct subsidiary of the Company (“Merger Sub”), and GRIID. On December 23, 2021, October 17, 2022, and February 8, 2023, the parties to the Initial Merger Agreement amended the Initial Merger Agreement (as so amended, the “Merger Agreement”).

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

On August 17, 2021, the Company entered into an engagement letter (the “Lincoln Letter”) with Lincoln International LLC (“Lincoln”) for fairness opinion services related to the Merger. Under the Lincoln Letter, Lincoln will be entitled to receive a fee in the amount of $500,000 plus expenses upon the consummation of the Merger.

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

NOTE 8. Stockholders’ Deficit

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2022 and 2021, there were no shares of preferred stock issued or outstanding.

Common Stock— The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share., There were 9,367,422 and 34,500,000 shares of common stock issued and outstanding, including 2,467,422 and 27,600,000 shares of common stock subject to possible redemption, as of December 31, 2022 and 2021, respectively.

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

The exercise price and number of shares of common stock issuable upon exercise of the warrants may be adjusted in certain circumstances, including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuance of common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete a Business Combination by the applicable extension deadline and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

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

NOTE 9. Income Tax

The Company’s net deferred tax assets are as follows:

	December 31, 2022	December 31, 2021
Deferred tax assets:
Organizational costs/Startup expenses	$321,981	$152,688
Federal net operating loss carryforwards	—	17,851
Total deferred tax assets	321,981	170,539
Valuation allowance	(321,981)	(170,539)
Deferred tax assets, net of allowance	$—	$—

The income tax provision consists of the following:

	December 31, 2022	December 31, 2021
Federal
Current	$795,203	$—
Deferred	(151,332)	(170,539)
State
Current	—	—
Deferred	—	—
Change in valuation allowance	151,332	170,539
Income tax provision	$795,203	$—

As of December 31, 2022 and 2021, the Company had $0 and $85,006 U.S. federal net operating loss carryovers available to offset future taxable income, which do not expire, respectively.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the years ended December 31, 2022 and 2021, the change in the valuation allowance was an increase of $151,332 and  $170,539, respectively.

Reconciliations of the federal income tax rate to the Company’s effective tax rate at December 31, 2022 and 2021 are as follows:

	December 31, 2022	December 31, 2021
Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	0.0%	0.0%
Change in fair value of warrants	-17.1%	7.6%
Acquisition related expenses	7.5%	-22.1%
Change in valuation allowance	2.7%	-6.5%
Effective tax rate	14.1%	—%

In certain cases, the Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities. The Company files federal and state income tax returns in jurisdictions with varying statutes of limitations. The 2021 through 2022 tax years generally remain subject to examination by federal and state tax authorities.

NOTE 10. Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the consolidated balance sheet date up to the date that the consolidated financial statements were issued. Based upon this review, the Company did not identify any subsequent events other than noted below that would have required adjustment or disclosure in the consolidated financial statements.

The Company in January 2023 instructed Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash until the earlier of consummation of the Company’s initial business combination or liquidation. As a result, all funds in the Trust Account are currently held in cash.

On January 12, February 8, 2023 and March 12, 2023, the board of directors of the Company elected to extend the date by which the Company must complete an initial business combination, on each occasion by one month, from January 14, 2023 to April 14, 2023 (the “Extensions”). In connection with the Extension, GRIID Infrastructure LLC deposited an aggregate of $ 444,136 (representing $0.06 per public share per month) into the Company’s Trust Account on behalf of the Company. This deposit was loaned to the Company pursuant to a promissory note issued by the Company to GRIID Infrastructure on January 13, 2023. The Extensions are the first, second and third of six one-month extensions permitted under the Company’s governing documents and provides the Company with additional time to complete its initial business combination.

Loans may be made under the above note in an aggregate principal amount of up to $900,000. Currently, the outstanding principal amount under the Note is $ 444,136 . Interest will accrue on the outstanding principal amount of the Note at a rate per annum equal to the Applicable Federal Rate set forth by the Internal Revenue Service pursuant to Section 1274(d) of the Internal Revenue Code. The Note has a maturity date of the earlier of (i) any determination by the Company’s board of directors to liquidate the Company and (ii) the effective date of the merger involving Griid Holdco LLC and the Company pursuant to the Merger Agreement. The failure to timely repay outstanding amounts under the Note within five days of the maturity date or the occurrence of certain liquidation and bankruptcy events constitute an event of default under the Note and could result in acceleration of the Company’s repayment obligations thereunder.

On February 7, 2023, the New York Stock Exchange (the “NYSE”) notified the Company that trading in the Company’s common stock, units and warrants had been halted, as the Company no longer satisfied the continued listing standard of the NYSE requiring the Company to maintain an average aggregate global market capitalization attributable to its publicly held shares over a consecutive 30 trading day period of at least $40,000,000. On February 13, 2023, the Company was approved for listing on the NYSE American LLC (the “NYSE American”) and its common stock, units and warrants began trading on the NYSE American on February 16, 2023.