Form 10-Q
period 2023-03-31
Adit EdTech Acquisition Corp.
filed 2023-05-15
CIK 1830029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

(646) 291-6930

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of common stock and one-half of one redeemable warrant	ADEX.U	NYSE American LLC
Common Stock, par value $0.0001 per share	ADEX	NYSE American LLC
Redeemable warrants, exercisable for shares of common stock at an exercise price of $11.50 per share	ADEX.WS	NYSE American LLC

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

As of May 12, 2023, there were 9,367,422 outstanding shares of the registrant’s common stock, $0.0001 par value per share.

ADIT EDTECH ACQUISITION CORP.

Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ADIT EDTECH ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets
Cash	$246,733	$992,187
Prepaid expenses	94,972	77,774
Cash held in Trust Account for redeemed shares	—	1,093,204
Due from related party	740,000	—
Total Current Assets	1,081,705	2,163,165
Cash and securities held in Trust Account	25,685,706	25,041,388
TOTAL ASSETS	$26,767,411	$27,204,553
Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit
Current liabilities
Accrued offering costs and expenses	$5,519,459	$4,807,419
Due to related party	168,986	138,986
Common stock to be redeemed	—	1,093,204
Income taxes payable	830,763	795,203
Interest bearing note	446,087	—
Working capital loan - related party	502,683	300,000
Total Current Liabilities	7,467,978	7,134,812
Warrant liability	610,680	459,236
Deferred underwriting discount	6,762,000	6,762,000
TOTAL LIABILITIES	14,840,658	14,356,048
Commitments
Common stock subject to possible redemption, 2,467,422 shares at redemption values of $10.48 and $10.24 at March 31, 2023 and December 31, 2022, respectively	25,853,681	25,273,823
Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at March 31, 2023 and December 31, 2022, respectively	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 6,900,000 shares issued and outstanding (excluding 2,467,422 shares at redemption value) at March 31, 2023 and December 31, 2022, respectively	690	690
Additional paid-in capital	523,171	1,103,029
Accumulated deficit	(14,450,789)	(13,529,037)
Total Shareholders’ Deficit	(13,926,928)	(12,425,318)
TOTAL LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT	$26,767,411	$27,204,553

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADIT EDTECH ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2023	2022
Formation and operating costs	$932,979	$602,133
Loss from operations	(932,979)	(602,133)
Other income (expense):
Change in fair value of warrants	(151,444)	1,747,419
Trust interest income	200,182	72,450
Interest expense on note	(1,951)	—
Total other income, net	46,787	1,819,869
(Loss) Income before provision for income taxes	(886,192)	1,217,736
Provision for income taxes	(35,560)	—
Net (loss) income	$(921,752)	$1,217,736

Basic and diluted weighted average shares outstanding, redeemable common stock	2,467,422	27,600,000
Basic and diluted net (loss) income per share	$(0.10)	$0.04
Basic and diluted weighted average shares outstanding, common stock	6,900,000	6,900,000
Basic and diluted net (loss) income per share	$(0.10)	$0.04

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADIT EDTECH ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Common Stock		Additional		Total
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit
Balance as of January 1, 2023	6,900,000	$690	$1,103,029	$(13,529,037)	$(12,425,318)
Net loss	—	—	—	(921,752)	(921,752)
Remeasurement of common stock to redemption value	—	—	(579,858)	—	(579,858)
Balance as of March 31, 2023	6,900,000	$690	$523,171	$(14,450,789)	$(13,926,928)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Common Stock		Additional		Total
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit
Balance as of January 1, 2022	6,900,000	$690	$—	$(17,170,488)	$(17,169,798)
Net income	—	—	—	1,217,736	1,217,736
Balance as of March 31, 2022	6,900,000	$690	$—	$(15,952,752)	$(15,952,062)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADIT EDTECH ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net (loss) income	$(921,752)	$1,217,736
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Change in fair value of warrants	151,444	(1,747,419)
Interest earned on cash and marketable securities held in Trust Account	(200,182)	(72,450)
Changes in operating assets and liabilities:
Interest accrued on interest bearing note	1,951	—
Prepaid expenses	(17,198)	67,508
Deferred legal fees	—	2,849,885
Income taxes payable	35,560	—
Accrued offering costs and expenses	712,040	(2,720,843)
Due from related party	(740,000)	—
Due to related party	30,000	30,000
Net cash used in operating activities	(948,137)	(375,583)
Cash flows from investing activities:
Deposit in Trust for extension payments	(444,136)	—
Cash withdrawn from Trust Account to pay franchise tax and income taxes	—	161,000
Cash held in Trust for redeemed shares	(1,093,204)	—
Common stock to be redeemed	1,093,204	—
Net cash (used in) provided by investing activities	(444,136)	161,000
Cash flows from financing activities:
Proceeds from working capital loan - related party	202,683	—
Proceeds from promissory note - extension	444,136	—
Net cash provided by financing activities	646,819	—
Net change in cash	(745,454)	(214,583)
Cash, beginning of the period	992,187	462,274
Cash, end of the period	$246,733	$247,691
Supplemental disclosure of noncash investing and financing activities:
Remeasurement of carrying value to redemption value	$579,858	$—

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

As of March 31, 2023, the Company had not commenced any operations. All activity for the period from October 15, 2020 (inception) through March 31, 2023 relates to the Company’s formation and the initial public offering (“IPO”), which is described below, and since the closing of the IPO, the search for a prospective initial Business Combination (see Note 7). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO and change in the fair value of its Private Placement Warrants derivative liability.

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

Trust Account

Following the closing of the IPO on January 14, 2021 and the underwriters’ full exercise of their over-allotment option on January 19, 2021, $276,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO, the sale of Over-allotment Units and the sale of the Private Placement Warrants were placed in a trust account (the “Trust Account”), which were previously held as cash or invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment

Company Act of 1940 (the “1940 Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the 1940 Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account. To mitigate the risk of the Company being deemed to have been operating as an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the 1940 Act), the Company in January 2023 instructed Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash until the earlier of consummation of the Company’s initial business combination or liquidation.

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

The Sponsor and the Company’s officers and directors have agreed (a) to waive redemption rights with respect to the Founder Shares and Public Shares held by them in connection with the completion of a Business Combination and (b) not to propose an amendment to the Amended and Restated Certificate of Incorporation (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s initial Business Combination and certain amendments to the Amended and Restated Certificate of Incorporation or to redeem 100% of its Public Shares if the Company does not complete a Business Combination or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity, unless the Company provides the public stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

The Company will have until the applicable extension deadline (such date, the “extension date”), the latest of which ends on July 14, 2023, if the Company’s board of directors approves all six one-month extensions allowed under the Company’s Amended and Restated Certificate of Incorporation, to complete a Business Combination or otherwise (a) cease all operations except for the purpose of winding up, (b) as promptly as reasonably possible but not more than ten business days thereafter, redeem all of the shares of common stock included as part of the Units sold in the IPO and (c) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and in accordance with applicable law, dissolve and liquidate. The current extension date is June 14, 2023.

In connection with the stockholders’ vote at a special meeting of stockholders held on December 23, 2022, holders of 25,132,578 shares of Common Stock exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account, representing approximately $253.6 million (approximately $10.09 per share).

On January 12, February 8, 2023, March 12, 2023, April 5, 2023 and May 12, 2023, the board of directors of the Company elected to extend the date by which the Company must complete an initial business combination, on each occasion by one month, from January 14, 2023 to June 14, 2023 (the “Extensions”). In connection with the Extensions, GRIID Infrastructure LLC deposited an aggregate of $740,227 (representing $0.06 per Public Share per month) ($444,136 at March 31, 2023) into the Company’s Trust Account on behalf of the Company. This deposit was loaned to the Company pursuant to a promissory note issued by the Company to GRIID Infrastructure on January 13, 2023 (the “GRIID Note”). The Extensions are the first, second, third, fourth and fifth of six one-month extensions permitted under the Company’s governing documents and provide the Company with additional time to complete its initial business combination.

Loans may be made under the GRIID Note in an aggregate principal amount of up to $900,000. Currently, the outstanding principal amount under the GRIID Note is $740,227. Interest will accrue on the outstanding principal amount of the GRIID Note at a rate per annum equal to the Applicable Federal Rate set forth by the Internal Revenue Service pursuant to Section 1274(d) of the Internal Revenue Code. The GRIID Note has a maturity date of the earlier of (i) any determination by the Company’s board of directors to liquidate the Company and (ii) the effective date of the merger involving Griid Holdco LLC and the Company pursuant to the Merger Agreement. The failure to timely repay outstanding amounts under the GRIID Note within five days of the maturity date or the occurrence of certain liquidation and bankruptcy events constitute an event of default under the GRIID Note and could result in acceleration of the Company’s repayment obligations thereunder.

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

 Liquidity and Capital Resources

As of March 31, 2023, the Company had approximately $0.2 million in its operating bank account and approximately $0.7 million due from a related party (which was subsequently repaid) and a working capital deficit of approximately $5.6 million, excluding approximately $0.8 million in federal income tax payable that can be paid using the funds derived from the interest income earned on Trust Account.

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

Due from a Related Party

In March 2023, in light of uncertainty regarding the liquidity of certain financial institutions, to safeguard the Company’s cash deposits, the Company’s management and board of directors authorized the temporary transfer of approximately $740,000 from an operating account in the Company’s name to an operating account controlled by a related party. During such time that such funds were held at the operating account controlled by a related party, such related party was under an obligation to maintain such funds and return such funds, plus accrued interest, to the Company promptly upon the Company’s demand. The funds were subsequently returned to the Company’s operating account in April 2023. As of March 31, 2023, the Company had an amount due from related party of $740,000.

Going Concern Consideration

The Company anticipates that the approximately $0.2 million in its operating bank account and $0.7 million due from a related party as of March 31, 2023 will not be sufficient to allow the Company to operate for at least the next 12 months, assuming that a Business Combination is not consummated during that time. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern one year from the issuance date of the condensed consolidated financial statements. Management plans to address this uncertainty through loans from its Sponsor, officers, directors or third parties. None of the Sponsor, officers or directors are under any obligation to advance funds to, or to invest in, the Company. There is no assurance that the Company’s plans to raise capital or to consummate a Business Combination will be successful. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair presentation of the balances and results for the periods presented. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected through December 31, 2023.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 10-K filed by the Company with the SEC on March 28, 2023.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2023 and December 31, 2022.

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

Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective-interest method. Such amortization and accretion are included in the “Trust interest income” line item in the condensed consolidated statements of operations. Trust interest income is recognized when earned.

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheets. The fair values of cash and promissory note to related party are estimated to approximate the carrying values as of March 31, 2023 and December 31, 2022 due to the short maturities of such instruments.

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

 Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At March 31, 2023 and December 31, 2022, the Company has not experienced losses on this account, and management believes that the Company is not exposed to significant risks on such account.

Common Stock Subject to Possible Redemption

All of the 27,600,000 shares of common stock sold as part of the Units (see Note 3) contain a redemption feature, which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with a Business Combination or certain amendments to the Company’s amended and restated articles of incorporation. In accordance with ASC 480-10-S99, redemption provisions, not solely within the control of the Company, require shares of common stock subject to redemption to be classified outside of permanent equity. Therefore, all outstanding Public Shares were classified outside of permanent equity as of March 31, 2023 and December 31, 2022.

The Company recognizes changes in redemption value immediately as they occur upon the IPO and will adjust the carrying value of redeemable shares of common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable shares of common stock are recorded as charges against additional paid-in capital and accumulated deficit.

On December 23, 2022, the Company held a special meeting of stockholders in which the stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to extend the date by which the Company must consummate its initial Business Combination up to six times at the election of the Company’s board of directors for an additional one month each time (for a maximum of six one-month extensions) or otherwise (a) cease all operations except for the purpose of winding up, (b) as promptly as reasonably possible but not more than ten business days thereafter, redeem all of the shares of Common

Stock included as part of the Units sold in the Company’s IPO and (c) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and in accordance with applicable law, dissolve and liquidate.

In connection with the stockholders’ vote at the special meeting of stockholders on December 23, 2022, holders of 25,132,578 shares of Common Stock exercised their right to redeem such Public Shares for a pro rata portion of the funds in the Company’s Trust Account, representing approximately $253.6 million (approximately $10.09 per share). Following such redemptions, the Company has 2,467,422 Public Shares outstanding.

Net (Loss) Income Per Share of Common Stock

The Company has two categories of shares, which are referred to as redeemable shares of common stock and non-redeemable shares of common stock. Earnings and losses are shared pro rata between the two categories of shares. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net (loss) income per share for each category for the three months ended March 31, 2023 and 2022:

	For the Three Months Ended March 31,
	2023		2022
	Redeemable common stock	Non- redeemable common stock	Redeemable common stock	Non- redeemable common stock
Basic and diluted net (loss) income per share:
Numerator:
Allocation of net (loss) income	$(242,794)	$(678,958)	$974,189	243,547
Denominator:
Weighted Average Shares Outstanding including common stock subject to redemption	2,467,422	6,900,000	27,600,000	6,900,000
Basic and diluted net (loss) income per share	$(0.10)	$(0.10)	$0.04	0.04

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

At March 31, 2023 and December 31, 2022, the Company has evaluated both the Public Warrants (as defined below) and Private Placement Warrants under ASC 480 and ASC 815-40. Such guidance provides that because the Private Placement Warrants do not meet the criteria for equity treatment thereunder, each Private Placement Warrant must be recorded as a liability. Accordingly, the Company classified each Private Placement Warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s consolidated statements of operations. On the date of the IPO, the Company’s Private

Placement Warrants met the criteria for equity accounting treatment. On December 23, 2021, the Private Placement Warrants were modified such that the Private Placement Warrants no longer meet the criteria for equity treatment. As such, the Private Placement Warrants were treated as derivative liability instruments from the date of the modification.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, “Income Taxes”, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry-forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of March 31, 2023 and December 31, 2022, the Company’s deferred tax asset had a full valuation allowance recorded against it. The Company’s effective tax rate was 4.01% and 0.00% for the three months ended March 31, 2023 and 2022, respectively The effective tax rate differs from the statutory tax rate of 21% for the three months ended March 31, 2023 and 2022, due to changes in fair value in warrant liability, nondeductible acquisition expenses, and the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Inflation Reduction Act of 2022

The Inflation Reduction Act of 2022, signed into law on August 16, 2022, introduced a new excise tax on repurchases of stock after December 31, 2022 by domestic corporations whose stock is traded on an established securities market. The U.S. Department of the Treasury and the Internal Revenue Services have issued initial guidance on which taxpayers may rely on until proposed regulations are published. The new excise tax is imposed on the repurchasing corporation, not the stockholders whose stock is repurchased.

The tax is imposed at a rate of 1% of the fair market value of the stock repurchased during the corporation’s taxable year, reduced by the fair market value of stock issued during the taxable year and any repurchased stock that is statutorily excepted from the excise tax. Because the Company is a Delaware corporation and its common stock is traded on the NYSE American, repurchases of the Company’s stock for cash will be subject to this 1% excise tax, subject to the amount of Common Stock that the Company may issue. The excise tax will be imposed for any taxable year only if the amount of Common Stock repurchased (without regard to the value of stock issued during the year or excepted from the excise tax) exceeds $1 million. Under the initial guidance, the due date for payment of the excise tax for the current taxable year is April 30, 2024. To the extent that the new excise tax is imposed on the Company with respect to redemptions of Public Shares, the Company may use interest earned on the Trust Account, as permitted by the Amended and Restated Certificate of Incorporation, together with working capital, to satisfy any excise tax liability.

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

On January 14, 2021, an aggregate of $10.00 per Unit sold in the IPO was held in the Trust Account and will be held as cash or invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the 1940 Act, with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the 1940 Act. The Company in January 2023 instructed Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash until the earlier of consummation of the Company’s initial business combination or liquidation.

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

Accordingly, at March 31, 2023, 2,467,422 shares of Common Stock subject to possible redemption is presented at redemption value of $10.48 per share, as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed consolidated balance sheets.

As of March 31, 2023 and December 31, 2022, common stock subject to possible redemption reflected on the condensed consolidated balance sheets is reconciled in the following table:

Common stock subject to possible redemption, December 31, 2022	25,273,823
Add:
Remeasurement of carrying value to redemption value	579,858
Common stock subject to possible redemption, March 31, 2023	$25,853,681

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

Due to Related Parties

As of March 31, 2023 and December 31, 2022, one related party paid or is obligated to pay an aggregate of approximately $168,000 and $139,000, respectively, on behalf of the Company to pay for deferred administrative service fees and operating costs.

Promissory Note — Related Party

On October 23, 2020, the Company issued an unsecured promissory note to the Sponsor (the “Sponsor Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $150,000. The Sponsor Note was non-interest bearing and payable on the earlier of (i) June 30, 2021, (ii) the consummation of the IPO, (iii) the abandonment of the IPO and (iv) an Event of Default (as defined in the Sponsor Note). As of December 31, 2020, the Company had borrowed $150,000 under the Sponsor Note. On July 28, 2021, the Company repaid $150,000 to the Sponsor under the Sponsor Note. There was no outstanding balance under the Sponsor Note as of March 31, 2023 and December 31, 2022.

On August 6, 2021, the Company issued an unsecured promissory note to the Sponsor in connection with a Working Capital Loan (as defined below) made by the Sponsor to the Company pursuant to which the Company may borrow up to $300,000 in the aggregate. On March 12, 2023, the Company issued an amended and restated version of such note to the Sponsor, which increased the maximum aggregate amount of advances and readvances permitted from $300,000 to $1,000,000 (as so amended and restated form, the “Working Capital Note”). The Working Capital Note is non-interest bearing and payable on the earlier of (i) the applicable extension deadline or (ii) the effective date of a Business Combination. Any amounts outstanding under the Working Capital Note are convertible into warrants, at a price of $1.00 per warrant at the option of the Sponsor, the terms of which shall be identical to the Private Placement Warrants. As of March 31, 2023 and December 31, 2022, the Company borrowed $502,683 and $300,000 under the Working Capital Note, respectively.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the initial stockholders, the Sponsor or an affiliate of the Sponsor or the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes, such as the Working Capital Note. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $2,000,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of March 31, 2023 and December 31, 2022, a Working Capital Loan was outstanding in the amount of $502,683 and $300,000 respectively, under the Working Capital Note, as detailed under the heading “Promissory Note – Related Party.”

Administrative Service Fee

The Company entered into an agreement whereby, commencing on January 11, 2021, the Company has agreed to pay the Sponsor or an affiliate of the Sponsor an amount up to a total of $10,000 per month for office space, utilities, secretarial support and administrative services. For the three months ended March 31, 2023, under such agreement, the Company incurred $30,000 , in total, which is included due to related party on the accompanying condensed consolidated balance sheet as of March 31, 2023. For the three months ended March 31, 2022, under such agreement, the Company incurred $30,000, in total, which is included due to related party on the accompanying condensed consolidated balance sheet as of March 31, 2022. Upon completion of the initial Business Combination or liquidation, the Company will cease paying these monthly fees. On January 12, 2023, the Company entered into an agreement with GRIID in connection with the Extensions. As of March 31, 2023 and December 31, 2022, the Company borrowed $444,136 and $0, respectively, under the GRIID Note.

Note 6. Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	March 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2023	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Warrant liability – Private Placement Warrants	$610,680	$—	$—	$610,680
	$610,680	$—	$—	$610,680

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Warrant liability – Private Placement Warrants	$459,236	$—	$—	$459,236
	$459,236	$—	$—	$459,236

Cash held in Trust Account

As of March 31, 2023, the Company’s Trust Account consisted of approximately $25.7 million in cash. As of December 31, 2022, the Company’s Trust Account consisted of approximately $25.0 million in cash

Warrant liability - Private Placement Warrants

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

The key inputs into the Monte Carlo simulation model for the Private Placement Warrants were as follows at March 31, 2023 and December 31, 2022:

Input	March 31, 2023	December 31, 2022
Expected term (years)	0.95	0.91
Expected volatility	7.30%	8.3%
Risk-free interest rate	4.67%	4.74%
Stock price	$10.34	$10.11
Dividend yield	0.00%	0.00%
Exercise price	$11.50	$11.50

The following table sets forth a summary of the changes in the Level 3 fair value classification:

Warrant Liability
Fair value as of December 31, 2021	$5,044,441
Change in fair value	(1,747,419)
Fair value as of March 31, 2022	$3,297,022

Fair value as of December 31, 2022	$459,236
Change in fair value	151,444
Fair value as of March 31, 2023	$610,680

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

Underwriting Agreement

The underwriters were paid a cash underwriting discount of 2.0% of the gross proceeds of the IPO, or $5,520,000 in the aggregate. In addition, the underwriters were originally entitled to a deferred fee of 3.5% of the gross proceeds of the IPO, or $9,660,000.

On December 6, 2022, the Company and EarlyBirdCapital, Inc. (“EarlyBird”) entered into an amendment (the “Amendment”) to the Underwriting Agreement. Among other things, the amendment reduced the amount of the deferred underwriting commission payable to EarlyBird to $6,762,000, which amount, together with reimbursement of EarlyBird’s legal expenses in an amount not to exceed $150,000 (the “Expense Reimbursement”), will be payable as follows: (i) upon the closing of the Company’s initial business combination, in an amount equal to the lesser of (A) $3,381,000 plus the Expense Reimbursement and (B) the balance of the Company’s Trust Account, after all amounts payable in connection with stockholder redemptions have been so paid and (ii) the remainder pursuant to a convertible promissory note (the “EarlyBird Note”) to be made by the surviving company of the Company’s initial business combination upon the consummation of the Company’s initial business combination. As of March 31, 2023, no amount in Expense Reimbursement has been incurred. If the Company does not consummate an initial business combination, no deferred underwriting commission will be payable to EarlyBird. The Amendment also provides customary registration rights to EarlyBird for the shares of common stock of the maker issuable upon conversion of the EarlyBird Note.

As a result, the Company recognized $2,898,000 to additional paid-in capital in relation to the reduction of the deferred underwriter fee. As of March 31, 2023 and December 31, 2022, the deferred underwriting fee payable is $6,762,000.

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

Upon the initial satisfaction of the conditions to the Purchaser’s obligation to purchase Shares set forth in the Share Purchase Agreement, the Company will have the right, but not the obligation, from time to time at its sole discretion during the 36-month period from and after the first day on which the Shares are publicly listed on a securities exchange, to direct the Purchaser to purchase up to a specified maximum amount of Shares as set forth in the Share Purchase Agreement. In connection with the execution of the Share Purchase Agreement, GRIID agreed to pay to the Purchaser in installments in connection with placements of Shares under the Share Purchase Agreement a $4.0 million commitment fee (the “Commitment Fee”) payable in Shares or cash, as consideration for the Purchaser’s irrevocable commitment to purchase the Shares upon the terms and subject to the satisfaction of the conditions set forth in the Share Purchase Agreement. Also, GRIID will be obligated to issue to the Purchaser a warrant, expiring on the third anniversary of the public listing date of the continuing company of the Merger, to purchase 2% of the total equity interests (on a fully diluted basis) outstanding immediately after the completion of the Merger, at an exercise price per Share equal to the lesser of: (i) the closing bid price of the Company’s Shares as reported by the New York Stock Exchange on September 9, 2022 and (ii) 90% of the closing price of the Shares on the public listing date. Additionally, pursuant to the Share Purchase Agreement, GRIID would be obligated to pay a private transaction fee of 1% of the total consideration paid in a private Business Combination transaction with a counterparty that was introduced to GRIID by the Purchaser or an affiliate of the Purchaser in the event that GRIID consummates such a transaction in lieu of the Merger or any other Business Combination transaction the result of which is GRIID continuing as a publicly listed company.

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

Note 8. Stockholders’ Deficit

Preferred Stock— The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Common Stock— The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. There were 9,367,422 shares of common stock issued and outstanding, including 2,467,422 shares of common stock subject to possible redemption, as of March 31, 2023 and December 31, 2022, respectively.

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

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed consolidated financial statements were issued. Based upon this review, other than described below, the Company did not identify any subsequent events other than noted below that would have required adjustment or disclosure in the condensed consolidated financial statements.

On April 5, 2023 and May 12, 2023, the board of directors of the Company elected to extend the date by which the Company must complete an initial Business Combination by one month each time, from April 14, 2023 to June 14, 2023. In connection with each of the Extensions, GRIID Infrastructure LLC (“GRIID Infrastructure”) deposited $148,045 (representing $0.06 per public share) into the Company’s Trust Account. This deposit would be loaned to the Company pursuant to the GRIID Note, issued by the Company to GRIID Infrastructure on January 13, 2023. These two Extensions are the fourth and fifth of six one-month extensions permitted under the Company’s amended and restated certificate of incorporation, as amended, and provides the Company with additional time to complete its initial Business Combination.

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

We will have until the applicable extension date, the latest of which is July 14, 2023, if our board of directors approves all six one-month extensions allowed under our amended and restated certificate of incorporation, as amended, to complete a business combination or otherwise (a) cease all operations except for the purpose of winding up, (b) as promptly as reasonably possible but not more than ten business days thereafter, redeem all of the shares of common stock included as part of the Units and (c) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and in accordance with applicable law, dissolve and liquidate. The current extension date is June 14, 2023.

In connection with the stockholders’ vote at a special meeting of stockholders held on December 23, 2022, holders of 25,132,578 shares of common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account, representing approximately $253.6 million (approximately $10.09 per share).

Results of Operations

Our entire activity since inception up to March 31, 2023 relates to our formation, the IPO and, since the closing of the IPO, a search for a business combination candidate. We will not be generating any operating revenues until the closing and completion of our initial business combination, at the earliest.

For the three months ended March 31, 2023, we had net loss of approximately $0.9 million, which consisted of change in fair value of warrant liability of approximately $0.2 million and interest earned on marketable securities held in the Trust Account of approximately $0.2 million, offset by approximately $0.9 million in formation and operating costs and provision for income taxes of approximately $36,000.

For the three months ended March 31, 2022, we had net income of approximately $1.2 million, which consisted of approximately $0.6 million in formation and operating costs, offset by approximately $0.1 million in interest earned on cash held in the Trust Account and change in fair value of warrant liability of approximately $1.7 million.

Liquidity and Capital Resources

As of March 31, 2023, we had approximately $0.2 million in our operating bank account and approximately $0.7 million due from a related party (which was subsequently repaid), and a working capital deficit of approximately $5.6 million, excluding approximately $0.8 million in federal income tax payable that can be paid using the funds derived from the interest income earned on Trust Account.

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

On August 6, 2021, we issued an unsecured promissory note to the Sponsor in connection with a working capital loan made by the Sponsor to us pursuant to which we were permitted to borrow up to $300,000 in the aggregate, until such promissory note was amended and restated on March 12, 2023 to permit borrowing up to $1,000,000 (as so amended and restated, the “Working Capital Note”). The Working Capital Note is non-interest bearing and payable on the earlier to occur of (i) the applicable extension date or (ii) the effective date of a business combination. Any amounts outstanding under the Working Capital Note are convertible into warrants, at a price of $1.00 per warrant at the option of the Sponsor, the terms of which shall be identical to the Private Placement Warrants. As of March 31, 2023, we had borrowed $502,683 under the Working Capital Note.

On October 9, 2022, we entered into a settlement and release agreement with Griid Holdco LLC (“GRIID”) and its affiliates and Blockchain Access UK Limited (“Blockchain”) and certain of its affiliates (the “Blockchain Settlement and Release Agreement”), pursuant to which Blockchain waived any potential defaults under the Third Amended and Restated Credit Agreement between GRIID and Blockchain, dated November 19, 2021 (the “Prior Credit Agreement”) and the parties agreed to release each other from any claims related to the Prior Credit Agreement. Also on October 9, 2022, GRIID and its affiliates entered into the Fourth Amended and Restated Loan Agreement (the “Credit Agreement”) with Blockchain and its affiliates. The Credit Agreement amended and restated the Prior Credit Agreement in its entirety, providing for a restructured senior secured term loan in the amount of approximately $57.4 million, which represents GRIID’s outstanding obligations under the Prior Credit Agreement after giving effect to the Credit Agreement. GRIID also issued to Blockchain a warrant in connection with the credit agreement, which will be automatically adjusted and exercised for an exercise price of $0.01 into a number of GRIID Class B units to be equal to 10% of the issued and outstanding capital stock of the continuing company following the Merger (“New GRIID”) immediately following the closing of the Merger.

On December 6, 2022, we and EarlyBirdCapital, Inc. (“EarlyBird”) entered into an amendment to the underwriting agreement dated as of January 11, 2021, relating to our IPO (as so amended, the “underwriting agreement”). Among other things, the amendment reduces the amount of the deferred underwriting commission payable to EarlyBird to $6,762,000, which amount, together with reimbursement of EarlyBird’s legal expenses in an amount not to exceed $150,000 (the “Expense Reimbursement”), will be payable as follows: (i) upon the closing of our initial business combination, in an amount equal to the lesser of (A) $3,381,000 plus the Expense Reimbursement and (B) the balance of our trust account, after all amounts payable in connection with stockholder redemptions have been so paid and (ii) the remainder pursuant to a convertible promissory note (the “EarlyBird Note”) to be made by the surviving company of our initial business combination (the “Maker”) upon the consummation of our initial business combination. If we do not consummate an initial business combination, no deferred underwriting commission will be payable to EarlyBird. The amendment also provides customary registration rights to EarlyBird for the shares of common stock of the Maker (the “Maker’s common stock”) issuable upon conversion of the EarlyBird Note.

The EarlyBird Note is expected to bear interest at a rate of 8% per annum and is expected to mature upon the one-year anniversary of the date of its issuance upon consummation of our initial business combination (the “Maturity Date”). The EarlyBird Note is expected to provide that the full amount of the EarlyBird Note may be converted at EarlyBird’s election on the Maturity Date or any date on which the Maker elects to voluntarily prepay any or all of the outstanding principal and accrued interest into shares of the Maker’s common stock, at a per share conversion price equal to 90% of the trailing five trading day volume weighted average price of a share of the Maker’s common stock. The EarlyBird Note is also expected to contain a provision precluding conversion to the extent such conversion would result in an issuance exceeding the maximum number of shares of the Maker’s common stock permitted to be issued without a vote of the Maker’s stockholders.

The EarlyBird Note is expected to provide for mandatory prepayments from time to time after the date of the EarlyBird Note’s issuance, in amounts equal to 15% of the gross proceeds received by the Maker from any equity lines, forward purchase agreements or other equity financings consummated by Maker prior to the Maturity Date. The EarlyBird Note is also expected to provide for penalty-free prepayments in whole or in part, at the election of the Maker.

The form of EarlyBird Note provides that the Maturity Date may be accelerated upon the occurrence of certain customary Events of Default (as defined therein). Upon the occurrence an Event of Default, the EarlyBird Note would bear interest at a rate of 15% per annum from, and including, the Maturity Date (or such earlier date if the obligation to repay the EarlyBird Note is accelerated) to, but excluding, the date of repayment.

On January 12, 2023, February 8, 2023, March 12, 2023, April 5, 2023 and May 12, 2023, our board of directors elected to extend the date by which we must complete an initial business combination by one month each time, from January 14, 2023 to June 14, 2023 (the “Extensions”). In connection with the Extensions, GRIID Infrastructure LLC (“GRIID Infrastructure”) deposited an aggregate of $740,227 (representing $0.06 per IPO Share per month) ($444,136 at March 31, 2023) into our trust account for its public stockholders on behalf of us. This deposit is loaned to us pursuant to a promissory note issued by us to GRIID Infrastructure on January 13, 2023 (the “GRIID Note”). The Extensions are the first, the second, the third, fourth and fifth of six one-month extensions permitted under our governing documents and provide us with additional time to complete our initial business combination.

Pursuant to the GRIID Note, we may borrow up to $900,000 in the aggregate. The GRIID Note is interest-bearing, at a rate per annum equal to the Applicable Federal Rate set forth by the Internal Revenue Service pursuant to Section 1274(d) of the Internal Revenue Code, and payable on the earlier of (i) the date on which a definitive decision to liquidate our Company is made by our board of directors, and (ii) the closing of the Merger, unless accelerated upon the occurrence of an event of default. Any outstanding principal amount under the GRIID Note may be prepaid by us, at our election and without penalty.

Going Concern Consideration

We anticipate that the approximately $0.2 million in the operating bank account and approximately $0.7 million due from a related party as of March 31, 2023 will not be sufficient to allow us to operate for at least the next 12 months, assuming that a business combination is not consummated during that time. We have incurred and expect to continue to incur significant costs in pursuit of its financing and acquisition plans. These conditions raise substantial doubt about our ability to continue as a going concern one year from the issuance date of the financial statements. Management plans to address this uncertainty through loans from the Sponsor, officers, directors, or third parties. None of the Sponsor, officers or directors are under any obligation to advance funds to or to invest in us. There is no assurance that the plans to raise capital or to consummate a business combination will be successful. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Further, if we are unable to complete a Business Combination prior to the applicable extension date, then we will (a) cease all operations except for the purpose of winding up, (b) as promptly as reasonably possible but not more than ten business days thereafter, redeem all of the Public Shares and (c) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and in accordance with applicable law, dissolve and liquidate. The date for mandatory liquidation and subsequent dissolution as well as our working capital deficit raise substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after the applicable extension date.

Off-Balance Sheet Financing Arrangements

As of March 31, 2023, we did not have any off-balance sheet arrangements. We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any non-financial assets.

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

Contractual Obligations

At March 31, 2023, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than what is disclosed in the condensed balance sheet.

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

We have identified the following as our critical accounting policies:

Common Stock Subject to Possible Redemption

All of the outstanding Public Shares contain a redemption feature, which allows for the redemption of such Public Shares in connection with our liquidation, if there is a stockholder vote or tender offer in connection with a business combination or in connection with certain amendments to our amended and restated certificate of incorporation, as amended. In accordance with ASC 480-10-S99, redemption provisions not solely within the control of the Company require shares of common stock subject to redemption to be classified outside of permanent equity. Therefore, shares of common stock were classified outside of permanent equity as of March 31, 2023 and December 31, 2022.

We recognize changes in redemption value immediately as they occur upon the IPO and will adjust the carrying value of redeemable shares of common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable shares of common stock are recorded as charges against additional paid-in capital and accumulated deficit.

On December 23, 2022, we held a special meeting of stockholders in which the stockholders approved an amendment to our amended and restated certification of incorporation, as amended, to extend the date by which we must consummate an initial business combination up to six times at the election of our board of directors for an additional one month each time (for a maximum of six one-month extensions) or otherwise (a) cease all operations except for the purpose of winding up, (b) as promptly as reasonably possible but not more than ten business days thereafter, redeem all of the shares of common stock included as part of the Units sold in our IPO and (c) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and in accordance with applicable law, dissolve and liquidate.

In connection with the stockholders’ vote at the special meeting of stockholders on December 23, 2022, holders of 25,132,578 shares of common stock exercised their right to redeem such shares for a pro rata portion of the funds in our Trust Account, representing approximately $253.6 million (approximately $10.09 per share). Following redemptions, we have 2,467,422 IPO Shares outstanding.

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

At March 31, 2023, we evaluated both the Public Warrants and Private Placement Warrants under ASC 480 and ASC 815-40. Such guidance provides that, because the Private Placement Warrants do not meet the criteria for equity treatment thereunder, each Private Placement Warrant must be recorded as a liability. Accordingly, we classified each warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in our statements of operations. The private placement warrants had met the requirement for equity accounting treatment when initially issued. On December 23, 2021, the Private Placement Warrants were modified such that the Private Placement Warrants no longer meet the criteria for equity treatment. As such, the Private Placement warrants were treated as derivative liability instruments from the date of the modification.

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. We are currently assessing the impact, if any, that ASU 2020-06 would have on our financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As of March 31, 2023, we were not subject to any market or interest rate risk. As of March 31, 2023, the net proceeds of our IPO, including amounts in the Trust Account, were held solely in cash. Due to the short-term nature of cash, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2023.

Changes in Internal Control over Financial Reporting

Except as discussed above, there was no change in our internal control over financial reporting that occurred during the quarter ended of March 31, 2023 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.Legal Proceedings.

From time to time, we are subject to claims in legal proceedings arising in the normal course of our business. We do not believe that we are currently party to any pending legal actions that could reasonably be expected to have a material adverse effect on our business, financial condition, results of operations, or cash flows.

Item 1A.Risk Factors.

We have included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022, a description of certain risks and uncertainties that could affect our business, future performance or financial condition (the “Risk Factors”). During the three months ended March 31, 2023, there were no material changes from the disclosure provided in the Form 10-K for the year ended December 31, 2022. Investors should consider the Risk Factors prior to making an investment decision with respect to our stock.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.Defaults Upon Senior Securities.

None.

Item 4.Mine Safety Disclosures.

Not Applicable.

Item 5.Other Information.

Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant; Other Events.

On May 12, 2023, the board of directors of the Company elected to extend the date by which the Company must complete an initial business combination by one month, from May 14, 2023 to June 14, 2023. In connection with this Extension, GRIID Infrastructure deposited an aggregate of $148,045 (representing $0.06 per Public Share) into the Company’s Trust Account for its public stockholders on behalf of the Company. These deposits are loaned to the Company pursuant to the GRIID Note issued by the Company to GRIID Infrastructure on January 13, 2023. This Extension is the fifth of six one-month extensions permitted under the Company’s amended and restated certificate of incorporation, as amended, and provides the Company with additional time to complete its initial business combination.

Item 6.	Exhibits.

Exhibit	Description

2.1

Agreement and Plan of Merger, dated as of November 29, 2021, by and among Adit EdTech Acquisition Corp., ADEX Merger Sub, LLC and Griid Holdco LLC (Incorporated by reference to exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-39872), filed with the SEC on November 30, 2021)

2.2

First Amendment to Agreement and Plan of Merger, dated as of December 23, 2021, by and among Adit EdTech Acquisition Corp., ADEX Merger Sub, LLC and Griid Holdco LLC (Incorporated by reference to exhibit 2.2 to the Company’s Registration Statement on Form S-4 (Registration No. 333-261880), filed with the SEC on December 23, 2021)

2.3

Second Amendment to Agreement and Plan of Merger, dated as of October 17, 2022, by and among Adit EdTech Acquisition Corp., ADEX Merger Sub, LLC and Griid Holdco LLC (Incorporated by reference to exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-39872), filed with the SEC on October 19, 2022)

2.4

Third Amendment to Agreement and Plan of Merger, dated as of February 8, 2023, by and among Adit EdTech Acquisition Corp., ADEX Merger Sub, LLC and Griid Holdco LLC (Incorporated by reference to exhibit 2.3 to Amendment No. 4 to the Company’s Registration Statement on Form S-4 (Registration No. 333-261880), filed with the SEC on February 9, 2023)

3.1

Amended and Restated Certificate of Incorporation, as amended (Incorporated by reference to exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (File No. 001-39872), filed with the SEC on March 28, 2023)

3.2

Amended and Restated Bylaws of Adit EdTech Acquisition Corp. (Incorporated by reference to exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-39872), filed with the SEC on October 19, 2022)

4.1

Amended and Restated Promissory Note (Incorporated by reference to exhibit 4.7 to Amendment No. 6 to the Company’s Registration Statement on Form S-4 (Registration No. 333-261880), filed with the SEC on May 5, 2023

31.1*

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

Adit EdTech Acquisition Corp.
Dated: May 15, 2023	/s/ David L. Shrier
David L. Shrier Chief Executive Officer and Chairman (Principal Executive Officer)

Dated: May 15, 2023	/s/ John J. D’Agostino
John J. D’Agostino Chief Financial Officer (Principal Financial Officer and Accounting Officer)