Form 10-Q
period 2023-06-30
Adit EdTech Acquisition Corp.
filed 2023-08-14
CIK 1830029

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
of the Exchange Act).    Yes  ☒    No  ☐
As of August 11, 2023, there were 8,900,026 outstanding shares of the registrant’s common stock, $0.0001 par value per share.

ADIT EDTECH ACQUISITION CORP.

Quarterly Report on Form 10-Q

1

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
ADIT EDTECH ACQUISITION CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets
Cash	$62,588	$992,187
Prepaid expenses	51,130	77,774
Cash held in Trust Account for redeemed shares	—	1,093,204

Total Current Assets	113,718	2,163,165
Cash held in Trust Account	26,328,395	25,041,388

TOTAL ASSETS	$26,442,113	$27,204,553

Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit
Current liabilities
Accrued offering costs and expenses	$6,165,503	$4,807,419
Due to related party	198,986	138,986
Common stock to be redeemed	—	1,093,204
Income taxes payable	42,911	795,203
Interest bearing note	896,771	—
Working capital loan—related party	502,683	300,000

Total Current Liabilities	7,806,854	7,134,812

Warrant liability	632,490	459,236
Deferred underwriting discount	6,762,000	6,762,000

TOTAL LIABILITIES	15,201,344	14,356,048

Commitments
Common stock subject to possible redemption, 2,467,422 shares at redemption values of $10.72 and $10.24 at June 30, 2023 and December 31, 2022, respectively	26,462,922	25,273,823
Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at June 30, 2023 and December 31, 2022, respectively	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 6,900,000 shares issued and outstanding (excluding 2,467,422 shares at redemption value) at June 30, 2023 and December 31, 2022, respectively	690	690
Additional paid-in capital	—	1,103,029
Accumulated deficit	(15,222,843)	(13,529,037)

Total Stockholders’ Deficit	(15,222,153)	(12,425,318)

TOTAL LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT	$26,442,113	$27,204,553

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADIT EDTECH ACQUISITION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Formation and operating costs	$851,031	$543,520	$1,784,010	$1,145,653

Loss from operations	(851,031)	(543,520)	(1,784,010)	(1,145,653)
Other income:
Change in fair value of warrants	(21,810)	2,923,321	(173,254)	4,670,740
Trust interest income	235,553	374,346	435,735	446,796
Interest expense on note	(6,548)	—	(8,499)	—

Total other income, net	207,195	3,297,667	253,982	5,117,536
(Loss) Income before provision for income taxes	(643,836)	2,754,147	(1,530,028)	3,971,883
Provision for income taxes	(42,148)	(22,636)	(77,708)	(22,636)

Net (loss) income	$(685,984)	$2,731,511	$(1,607,736)	$3,949,247

Basic and diluted weighted average shares outstanding, redeemable common stock	2,467,422	27,600,000	2,467,422	27,600,000

Basic and diluted net (loss) income per share	$(0.07)	$0.08	$(0.17)	$0.11

Basic and diluted weighted average shares outstanding, common stock	6,900,000	6,900,000	6,900,000	6,900,000

Basic and diluted net (loss) income per share	$(0.07)	$0.08	$(0.17)	$0.11

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADIT EDTECH ACQUISITION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance as of January 1, 2023	6,900,000	$690	$1,103,029	$(13,529,037)	$(12,425,318)

Net loss	—	—	—	(921,752)	(921,752)
Remeasurement of common stock to redemption value	—	—	(579,858)	—	(579,858)

Balance as of March 31, 2023	6,900,000	$690	$523,171	$(14,450,789)	$(13,926,928)
Net loss	—	—	—	(685,984)	(685,984)
Remeasurement of common stock to redemption value	—	—	(523,171)	(86,070)	(609,241)

Balance as of June 30, 2023	6,900,000	$690	$—	$(15,222,843)	$(15,222,153)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Common Stock		Additional Paid-in Capital	Accumulated	Total Stockholders’
	Shares	Amount		Deficit	Deficit
Balance as of January 1, 2022	6,900,000	$690	$—	$(17,170,488)	$(17,169,798)

Net income	—	—	—	1,217,736	1,217,736

Balance as of March 31, 2022	6,900,000	$690	$—	$(15,952,752)	$(15,952,062)

Net income	—	—	—	2,731,511	2,731,511
Accretion of carrying value to redemption value	—	—	—	(239,154)	(239,154)

Balance as of June 30, 2022	6,900,000	$690	$—	$(13,460,395)	$(13,459,705)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADIT EDTECH ACQUISITION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net (loss) income	$(1,607,736)	$3,949,247
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Change in fair value of warrants	173,254	(4,670,740)
Interest earned on cash and marketable securities held in Trust Account	(435,735)	(446,796)
Interest accrued on interest bearing note	8,499	—
Changes in operating assets and liabilities:
Prepaid expenses	26,644	126,541
Income taxes payable	(752,292)	22,636
Accrued offering costs and expenses	1,358,084	459,478
Due to related party	60,000	60,000

Net cash used in operating activities	(1,169,282)	(499,634)

Cash flows from investing activities:
Deposit in Trust for extension payments	(888,272)	—
Cash withdrawn from Trust Account to pay franchise tax and income taxes	37,000	161,000
Cash held in Trust for redeemed shares	(1,093,204)	—
Common stock to be redeemed	1,093,204	—

Net cash (used in) provided by investing activities	(851,272)	161,000

Cash flows from financing activities:
Proceeds from working capital loan—related party	202,683	—
Proceeds from promissory note—extension	888,272	—

Net cash provided by financing activities	1,090,955	—

Net change in cash	(929,599)	(338,634)
Cash, beginning of the period	992,187	462,274

Cash, end of the period	$62,588	$123,640

Supplemental disclosure of noncash investing and financing activities:
Remeasurement of carrying value to redemption value	$1,189,099	$239,154

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
As of June 30, 2023, the Company had not commenced any operations. All activity for the period from October 15, 2020 (inception) through June 30, 2023 relates to the Company’s formation and the initial public offering (“IPO”), which is described below, and since the closing of the IPO, the search for a prospective initial Business Combination (see Note 7). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the IPO and change in the fair value of its Private Placement Warrants derivative liability.
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

The Company will have until the applicable extension deadline (such date, the “extension date”), the latest of which ends on January 14, 2024, if the Company’s board of directors approves the remaining three-month extension allowed under the Company’s Amended and Restated Certificate of Incorporation, to complete a Business Combination or otherwise (a) cease all operations except for the purpose of winding up, (b) as promptly as reasonably possible but not more than ten business days thereafter, redeem all of the shares of common stock included as part of the Units sold in the IPO and (c) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and in accordance with applicable law, dissolve and liquidate. The current extension date is October 14, 2023.
In connection with the stockholders’ vote at a special meeting of stockholders held on December 23, 2022, holders of 25,132,578 shares of Common Stock exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account, representing approximately $253.6 million (approximately $10.09 per share).
On January 12, 2023, February 8, 2023, March 12, 2023, April 5, 2023, May 12, 2023 and June 12, 2023, the board of directors of the Company elected to extend the date by which the Company must complete an initial business combination, on each occasion by one month, from January 14, 2023 to July 14, 2023 (the “Extensions”). In connection with the Extensions, GRIID Infrastructure LLC deposited an aggregate of $888,272 (representing $0.06 per Public Share per month) into the Company’s Trust Account on behalf of the Company. This deposit was loaned to the Company pursuant to a promissory note issued by the Company to GRIID Infrastructure on January 13, 2023. The Extensions were the first, second, third, fourth, fifth, and sixth of six one-month
extensions initially permitted under the Company’s governing documents and provided the Company with additional time to complete its initial business combination.
On July 11, 2023, the Company obtained stockholder approval to allow the Company to further extend the time by which it must complete its initial business combination up to an additional two times at the election of the board of directors for an additional three months each time, for a maximum of two three-month extensions. Effective as of such date, the Company amended its amended and restated certificate of incorporation, as amended, to provide for such extensions. In connection with the stockholders’ vote, holders of 467,396 shares of Common Stock exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account, representing approximately $4.9 million (approximately $10.58 per share).
On July 12, 2023, the board of directors of the Company elected to extend the date by which the Company must complete an initial business combination by three months, from July 14, 2023 to October 14, 2023 (the “Second Extension”). In connection with the first and second month of the Second Extension, GRIID Infrastructure LLC deposited an aggregate of $120,000 ($60,000 per month representing approximately $0.03 per public share) into the Company’s Trust Account for the Company’s public stockholders on behalf of the Company. This deposit is loaned to the Company pursuant to an amended and restated promissory note issued by ADEX to GRIID Infrastructure (the “GRIID Note”) on July 12, 2023. This three-month extension is the first of two three-month extensions permitted under the Company’s governing documents and provides the Company with additional time to complete its initial business combination.
Loans may be made under the GRIID Note in an aggregate principal amount of up to $1,800,000. Currently, the outstanding principal amount under the GRIID Note is $1,358,272. Interest will accrue on the outstanding principal amount of the GRIID Note at a rate per annum equal to the Applicable Federal Rate set forth by the Internal Revenue Service pursuant to Section 1274(d) of the Internal Revenue Code. The GRIID Note has a maturity date of the earlier of (i) any determination by the Company’s board of directors to liquidate the Company and (ii) the effective date of the merger involving Griid Holdco LLC and the Company pursuant to the Merger Agreement. The failure to timely repay outstanding amounts under the GRIID Note within five days of the maturity date or the occurrence of certain liquidation and bankruptcy events constitute an event of default under the GRIID Note and could result in acceleration of the Company’s repayment obligations thereunder.
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
Liquidity and Capital Resources
As of June 30, 2023, the Company had approximately $0.1 million in its operating bank account and a working capital deficit of approximately $7.7 million, excluding less than $0.1 million in federal income tax payable that can be paid using the funds derived from the interest income earned on Trust Account.
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
Going Concern Consideration
The Company anticipates that the approximately $0.1 million in its operating bank account as of June 30, 2023 will not be sufficient to allow the Company to operate for at least the next 12 months, assuming that a Business Combination is not consummated during that time. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern one year from the issuance date of the condensed consolidated financial statements. Management plans to address this uncertainty through loans from its Sponsor, officers, directors or third parties. None of the Sponsor, officers or directors are under any obligation to advance funds to, or to invest in, the Company. There is no assurance that the Company’s plans to raise capital or to consummate a Business Combination will be successful. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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

Note 2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair presentation of the balances and results for the periods presented. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected through December 31, 2023.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2023 and December 31, 2022.

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
The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheets. The fair values of cash and promissory note to related party are estimated to approximate the carrying values as of June 30, 2023 and December 31, 2022 due to the short maturities of such instruments.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At June 30, 2023 and December 31, 2022, the Company has not experienced losses on this account, and management believes that the Company is not exposed to significant risks on such account.

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
redemption provisions, not solely within the control of the Company, require shares of common stock subject to redemption to be classified outside of permanent equity. Therefore, all outstanding Public Shares were classified outside of permanent equity as of June 30, 2023 and December 31, 2022.
The Company recognizes changes in redemption value immediately as they occur upon the IPO and will adjust the carrying value of redeemable shares of common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable shares of common stock are recorded as charges against additional paid-in
capital and accumulated deficit.
On December 23, 2022, the Company held a special meeting of stockholders in which the stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to extend the date by which the Company must consummate its initial Business Combination up to six times at the election of the Company’s board of directors for an additional one month each time (for a maximum of six one-month
extensions) or otherwise (a) cease all operations except for the purpose of winding up, (b) as promptly as reasonably possible but not more than ten business days thereafter, redeem all of the shares of Common Stock included as part of the Units sold in the Company’s IPO and (c) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and in accordance with applicable law, dissolve and liquidate. On July 11, 2023, we obtained stockholder approval to allow us to further extend the time by which we must complete our initial business combination up to an additional two times at the election of our board of directors for an additional three months each time, for a maximum of two three-month extensions.
In connection with the stockholders’ vote at the special meeting of stockholders on December 23, 2022, holders of 25,132,578 shares of Common Stock exercised their right to redeem such Public Shares for a pro rata portion of the funds in the Company’s Trust Account, representing approximately $253.6 million (approximately $10.09 per share). Following such redemptions, the Company had 2,467,422 Public Shares outstanding.
In connection with the stockholders’ vote at a special meeting of stockholders held on July 11, 2023, holders of 467,396 shares of common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account, representing approximately $4.9 million (approximately $10.58 per share). Following redemptions, we have 2,000,026 IPO Shares outstanding.
Net (Loss) Income Per Share of Common Stock
The Company has two categories of shares, which are referred to as redeemable shares of common stock and non-redeemable
shares of common stock. Earnings and losses are shared pro rata between the two categories of shares. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net (loss) income per share for each category for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
	Redeemable common stock	Non- redeemable common stock	Redeemable common stock	Non- redeemable common stock	Redeemable common stock	Non- redeemable common stock	Redeemable common stock	Non- redeemable common stock
Basic and diluted net (loss) income per share :
Numerator:
Allocation of net (loss) income	$(181,054)	$(506,306)	$2,150,495	$537,624	$(423,485)	$(1,184,251)	$3,124,684	$781,171
Denominator:
Weighted Average Shares Outstanding including common stock subject to redemption	2,467,422	6,900,000	27,600,000	6,900,000	2,467,422	6,900,000	27,600,000	6,900,000

Basic and diluted net (loss) income per share	$(0.07)	$(0.07)	$0.08	$0.08	$(0.17)	$(0.17)	$0.11	$0.11

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
at the end of each reporting period.
At June 30, 2023 and December 31, 2022, the Company has evaluated both the Public Warrants (as defined below) and Private Placement Warrants under ASC 480 and ASC
815-40.
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
Income Taxes
The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, “Income Taxes”, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry-forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2023 and December 31, 2022, the Company’s deferred tax asset had a full valuation allowance recorded against it. The Company’s effective tax rate was (6.55)% and 0.82% for the three months ended June 30, 2023 and 2022, respectively, and (5.08)% and 0.57% for the six months ended June 30, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three months ended June 30, 2023 and 2022, due to changes in fair value in warrant liability, nondeductible acquisition expenses, and the valuation allowance on the deferred tax assets.
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
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
The tax is imposed at a rate of 1% of the fair market value of the stock repurchased during the corporation’s taxable year, reduced by the fair market value of stock issued during the taxable year and any repurchased stock that is statutorily excepted from the excise tax. Because the Company is a Delaware corporation and its common stock is traded on the NYSE American, repurchases of the Company’s stock for cash will be subject to this 1% excise tax, subject to the amount of Common Stock that the Company may issue. The excise tax will be imposed for any taxable year only if the amount of Common Stock repurchased (without regard to the value of stock issued during the year or excepted from the excise tax) exceeds $1 million. Under the initial guidance, the due date for payment of the excise tax for the current taxable year is April 30, 2024. The Company has confirmed that funds in the Trust Account, including the interest earned thereon, shall not be used to pay for any excise tax that may be levied in connection with any redemptions of its Public Shares.
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
Accordingly, at June 30, 2023, 2,467,422 shares of Common Stock subject to possible redemption is presented at redemption value of $10.72 per share, as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed consolidated balance sheets.
As of June 30, 2023 and December 31, 2022, common stock subject to possible redemption reflected on the condensed consolidated balance sheets is reconciled in the following table:

Common stock subject to possible redemption, December 31, 2022	25,273,823
Add:
Remeasurement of carrying value to redemption value	579,858

Common stock subject to possible redemption, March 31, 2023	25,853,681
Add:
Remeasurement of carrying value to redemption value	609,241

Common stock subject to possible redemption, June 30, 2023	$26,462,922

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
Due to Related Parties
As of June 30, 2023 and December 31, 2022, one related party paid or is obligated to pay an aggregate of approximately $199,000 and $139,000, respectively, on behalf of the Company to pay for deferred administrative service fees and operating costs.
Promissory Note — Related Party
On October 23, 2020, the Company issued an unsecured promissory note to the Sponsor (the “Sponsor Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $150,000. The Sponsor Note was non-interest
bearing and payable on the earlier of (i) June 30, 2021, (ii) the consummation of the IPO, (iii) the abandonment of the IPO and (iv) an Event of Default (as defined in the Sponsor Note). As of December 31, 2020, the Company had borrowed $150,000 under the Sponsor Note. On July 28, 2021, the Company repaid $150,000 to the Sponsor under the Sponsor Note. There was no outstanding balance under the Sponsor Note as of June 30, 2023 and December 31, 2022.
On August 6, 2021, the Company issued an unsecured promissory note to the Sponsor in connection with a Working Capital Loan (as defined below) made by the Sponsor to the Company pursuant to which the Company may borrow up to $300,000 in the aggregate. On March 12, 2023, the Company issued an amended and restated version of such note to the Sponsor, which increased the maximum aggregate amount of advances and readvances permitted from $300,000 to $1,000,000 (as so amended and restated form, the “Working Capital Note”). The Working Capital Note is
non-interest
bearing and payable on the earlier of (i) the applicable extension deadline or (ii) the effective date of a Business Combination. Any amounts outstanding under the Working Capital Note are convertible into warrants, at a price of $1.00 per warrant at the option of the Sponsor, the terms of which shall be identical to the Private Placement Warrants. As of June 30, 2023 and December 31, 2022, the Company borrowed $502,683 and $300,000 under the Working Capital Note, respectively.
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the initial stockholders, the Sponsor or an affiliate of the Sponsor or the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes, such as the Working Capital Note. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $2,000,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2023 and December 31, 2022, a Working Capital Loan was outstanding in the amount of $502,683 and $300,000 respectively, under the Working Capital Note, as detailed under the heading “Promissory Note – Related Party.”

Administrative Service Fee
The Company entered into an agreement whereby, commencing on January 11, 2021, the Company has agreed to pay the Sponsor or an affiliate of the Sponsor an amount up to a total of $10,000 per month for office space, utilities, secretarial support and administrative services. During each of the three and six months ended June 30, 2023 and 2022, under such agreement, the Company incurred $30,000 and $60,000, respectively, in total, which is included in due to related party on the accompanying balance sheets. Upon completion of the initial Business Combination or liquidation, the Company will cease paying these monthly fees.
Note 6. Fair Value Measurements
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	June 30, 2023	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Warrant liability – Private Placement Warrants	$632,490	$—	$—	$632,490

	$632,490	$—	$—	$632,490

	December 31, 2022	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Warrant liability – Private Placement Warrants	$459,236	$—	$—	$459,236

	$459,236	$—	$—	$459,236

Cash held in Trust Account
As of June 30, 2023 and December 31, 2022, the Company’s Trust Account consisted of approximately $26.3 million and $25.0 million, respectively, in cash.
Warrant liability—Private Placement Warrants
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

The key inputs into the Monte Carlo simulation model for the Private Placement Warrants were as follows at June 30, 2023 and December 31, 2022:

Input	June 30, 2023	December 31, 2022
Expected term (years)	0.79	0.91
Expected volatility	6.4%	8.3%
Risk-free interest rate	5.43%	4.74%
Stock price	$10.56	$10.11
Dividend yield	0.00%	0.00%
Exercise price	$11.50	$11.50
The following table sets forth a summary of the changes in the Level 3 fair value classification:

Warrant Liability
Fair value as of December 31, 2021	$5,044,441

Change in fair value	(1,747,419)

Fair value as of March 31, 2022	3,297,022
Change in fair value	(2,923,321)

Fair value as of June 30, 2022	$373,701

Fair value as of December 31, 2022	$459,236
Change in fair value	151,444

Fair value as of March 31, 2023	610,680
Change in fair value	21,810

Fair value as of June 30, 2023	$632,490

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
On December 6, 2022, the Company and EarlyBirdCapital, Inc. (“EarlyBird”) entered into an amendment (the “Amendment”) to the Underwriting Agreement. Among other things, the amendment reduced the amount of the deferred underwriting commission payable to EarlyBird to $6,762,000, which amount, together with reimbursement of EarlyBird’s legal expenses in an amount not to exceed $150,000 (the “Expense Reimbursement”), will be payable as follows: (i) upon the closing of the Company’s initial business combination, in an amount equal to the lesser of (A) $3,381,000 plus the Expense Reimbursement and (B) the balance of the Company’s Trust Account, after all amounts payable in connection with stockholder redemptions have been so paid and (ii) the remainder pursuant to a convertible promissory note (the “EarlyBird Note”) to be made by the surviving company of the Company’s initial business combination upon the consummation of the Company’s initial business combination. As of June 30, 2023, no amount in Expense Reimbursement has been incurred. If the Company does not consummate an initial business combination, no deferred underwriting commission will be payable to EarlyBird. The Amendment also provides customary registration rights to EarlyBird for the shares of common stock of the maker issuable upon conversion of the EarlyBird Note.

As a result, the Company recognized $2,898,000 to additional paid-in
capital in relation to the reduction of the deferred underwriter fee. As of June 30, 2023 and December 31, 2022, the deferred underwriting fee payable is $6,762,000.
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
Upon the initial satisfaction of the conditions to the Purchaser’s obligation to purchase Shares set forth in the Share Purchase Agreement, the Company will have the right, but not the obligation, from time to time at its sole discretion during the
36-month
period from and after the first day on which the Shares are publicly listed on a securities exchange, to direct the Purchaser to purchase up to a specified maximum amount of Shares as set forth in the Share Purchase Agreement. In connection with the execution of the Share Purchase Agreement, GRIID agreed to pay to the Purchaser in installments in connection with placements of Shares under the Share Purchase Agreement a $4.0 million commitment fee (the “Commitment Fee”) payable in Shares or cash, as consideration for the Purchaser’s irrevocable commitment to purchase the Shares upon the terms and subject to the satisfaction of the conditions set forth in the Share Purchase Agreement. Also, GRIID will be obligated to issue to the Purchaser a warrant, expiring on the third anniversary of the public listing date of the continuing company of the Merger, to purchase 2% of the total equity interests (on a fully diluted basis) outstanding immediately after the completion of the Merger, at an exercise price per Share equal to the lesser of: (i) the closing bid price of the Company’s Shares as reported by the New York Stock Exchange on September 9, 2022 and (ii) 90% of the closing price of the Shares on the public listing date. Additionally, pursuant to the Share Purchase Agreement, GRIID would be obligated to pay a private transaction fee of 1% of the total consideration paid in a private Busi ness Combina
tion transaction with a counterparty that was introduced to GRIID by the Purchaser or an affiliate of the Purchaser in the event that GRIID consummates such a transaction in lieu of the Merger or any other Business Combination transaction the result of which is GRIID continuing as a publicly listed company.
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
Note 8. Stockholders’ Deficit
Preferred Stock
— The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.
Common Stock
— The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. There were 9,367,422 shares of common stock issued and outstanding, including 2,467,422 shares of common stock subject to possible redemption, as of June 30, 2023 and December 31, 2022.
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
In addition, if (x) the Company issues additional common stock or equity-linked securities for capital raising purposes in connection with the closing of a Business Combination at an issue price or effective issue price of less than $9.20 per share of common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of a Business Combination on the date of the consummation of a Business Combination (net of redemptions), and (z) the volume weighted average trading price of the common stock during the 10 trading day period starting on the trading day prior the day on which the Company consummates a Business Combination (such price, the “Market Value”) is below $
9.20
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
On July 11, 2023, the Company obtained stockholder approval to allow the Company to further extend the time by which it must complete its initial business combination up to an additional two times at the election of the board of directors for an additional three months each time, for a maximum of two three-month extensions. Effective as of such date, the Company amended its amended and restated certificate of incorporation, as amended, to provide for such extensions. In connection with the stockholders’ vote, holders of 467,396 shares of Common Stock exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account, representing approximately $4.9 million (approximately $10.58 per share).
On July 12, 2023, the board of directors of the Company elected to extend the date by which the Company must complete an initial business combination by three months, from July 14, 2023 to October 14, 2023. In connection with the first and second month of the Second Extension, GRIID Infrastructure LLC deposited an aggregate of $120,000 ($60,000 per month representing approximately $0.03 per public share) into the Company’s Trust Account for the Company’s public stockholders on behalf of the Company. This deposit is loaned to the Company pursuant to the GRIID Note. This three-month extension is the first of two three-month extensions permitted under the Company’s governing documents and provides the Company with additional time to complete its initial business combination.
Loans may be made under the GRIID Note in an aggregate principal amount of up to $1,800,000. Currently, the outstanding principal amount under the GRIID Note is $1,358,272. Interest will accrue on the outstanding principal amount of the GRIID Note at a rate per annum equal to the Applicable Federal Rate set forth by the Internal Revenue Service pursuant to Section 1274(d) of the Internal Revenue Code. The GRIID Note has a maturity date of the earlier of (i) any determination by the Company’s board of directors to liquidate the Company and (ii) the effective date of the merger involving Griid Holdco LLC and the Company pursuant to the Merger Agreement. The failure to timely repay outstanding amounts under the GRIID Note within five days of the maturity date or the occurrence of certain liquidation and bankruptcy events constitute an event of default under the GRIID Note and could result in acceleration of the Company’s repayment obligations thereunder.

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

We will have until the applicable extension date, the latest of which is January 14, 2024, if our board of directors approves the remaining three-month extension allowed under our amended and restated certificate of incorporation, as amended, to complete a business combination or otherwise (a) cease all operations except for the purpose of winding up, (b) as promptly as reasonably possible but not more than ten business days thereafter, redeem all of the shares of common stock included as part of the Units and (c) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and in accordance with applicable law, dissolve and liquidate. The current business combination deadline is October 14, 2023.

In connection with the stockholders’ vote at a special meeting of stockholders held on December 23, 2022, holders of 25,132,578 shares of common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account, representing approximately $253.6 million (approximately $10.09 per share). In connection with the stockholders’ vote at a special meeting of stockholders held on July 11, 2023, holders of 467,396 shares of common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account, representing approximately $4.9 million (approximately $10.58 per share).

Results of Operations

Our entire activity since inception up to June 30, 2023 relates to our formation, the IPO and, since the closing of the IPO, a search for a business combination candidate. We will not be generating any operating revenues until the closing and completion of our initial business combination, at the earliest.

Three Months Ended June 30, 2023 and 2022

For the three months ended June 30, 2023, we had net loss of approximately $0.7 million, which consisted of change in fair value of warrant liability of approximately $22,000, interest on note of approximately $7,000, approximately $0.9 million in formation and operating costs and provision for income taxes of approximately $42,000, offset by interest earned on marketable securities held in the Trust Account of approximately $0.2 million.

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

Six Months Ended June 30, 2023 and 2022

For the six months ended June 30, 2023, we had net loss of approximately $1.6 million, which consisted of change in fair value of warrant liability of approximately $0.2 million, interest on note of approximately $8,000, approximately $1.8 million in formation and operating costs and provision for income taxes of approximately $78,000, offset by interest earned on marketable securities held in the Trust Account of approximately $0.4 million.

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

Liquidity and Capital Resources

As of June 30, 2023, we had approximately $0.1 million in our operating bank account and a working capital deficit of approximately $7.7 million, excluding approximately $43,000 in federal income tax payable that can be paid using the funds derived from the interest income earned on Trust Account.

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

On August 6, 2021, we issued an unsecured promissory note to the Sponsor in connection with a working capital loan made by the Sponsor to us pursuant to which we were permitted to borrow up to $300,000 in the aggregate, until such promissory note was amended and restated on March 12, 2023 to permit borrowing up to $1,000,000 (as so amended and restated, the “Working Capital Note”). The Working Capital Note is non-interest bearing and payable on the earlier to occur of (i) the applicable extension date or (ii) the effective date of a business combination. Any amounts outstanding under the Working Capital Note are convertible into warrants, at a price of $1.00 per warrant at the option of the Sponsor, the terms of which shall be identical to the Private Placement Warrants. As of June 30, 2023, we had borrowed $502,683 under the Working Capital Note.

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

On January 12, 2023, February 8, 2023, March 12, 2023, April 5, 2023, May 12, 2023 and June 12, 2023, our board of directors elected to extend the date by which we must complete an initial business combination by one month each time, from January 14, 2023 to July 14, 2023 (the “Initial Extensions”). In connection with the Initial Extensions, GRIID Infrastructure LLC (“GRIID Infrastructure”) deposited an aggregate of $888,272 (representing $0.06 per IPO Share per month) into our trust account for its public stockholders on behalf of us. This deposit is loaned to us pursuant to a promissory note issued by us to GRIID Infrastructure on January 13, 2023. The Initial Extensions are the first, the second, the third, fourth, fifth, and sixth of six one-month extensions permitted under our governing documents and provide us with additional time to complete our initial business combination.

On July 11, 2023, we obtained stockholder approval to allow us to further extend the time by which we must complete our initial business combination up to an additional two times at the election of our board of directors for an additional three months each time, for a maximum of two three-month extensions. Effective as of such date, we amended our amended and restated certificate of incorporation, as amended, to provide for such extensions. In connection with the stockholders’ vote, holders of 467,396 shares of common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account, representing approximately $4.9 million (approximately $10.58 per share).

On July 12, 2023, our board of directors elected to extend the date by which we must complete an initial business combination by three months, from July 14, 2023 to October 14, 2023 (the “Second Extension”). In connection with the first and second month of the Second Extension, GRIID Infrastructure deposited an aggregate of $120,000 ($60,000 per month representing approximately $0.03 per public share) into the Trust Account. This deposit is loaned to us pursuant to an amended and restated promissory note issued by us to GRIID Infrastructure (the “GRIID Note”) on July 12, 2023. This three-month extension is the first of two three-month extensions permitted under our governing documents and provides us with additional time to complete its initial business combination.

Pursuant to the GRIID Note, we may borrow up to $1.8 million in the aggregate. The GRIID Note is interest-bearing, at a rate per annum equal to the Applicable Federal Rate set forth by the Internal Revenue Service pursuant to Section 1274(d) of the Internal Revenue Code, and payable on the earlier of (i) the date on which a definitive decision to liquidate our Company is made by our board of directors, and (ii) the closing of the Merger, unless accelerated upon the occurrence of an event of default. Any outstanding principal amount under the GRIID Note may be prepaid by us, at our election and without penalty.

Going Concern Consideration

We anticipate that the approximately $0.1 million in the operating bank account as of June 30, 2023 will not be sufficient to allow us to operate for at least the next 12 months, assuming that a business combination is not consummated during that time. We have incurred and expect to continue to incur significant costs in pursuit of its financing and acquisition plans. These conditions raise substantial doubt about our ability to continue as a going concern one year from the issuance date of the financial statements. Management plans to address this uncertainty through loans from the Sponsor, officers, directors, or third parties. None of the Sponsor, officers or directors are under any obligation to advance funds to or to invest in us. There is no assurance that the plans to raise capital or to consummate a business combination will be successful. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Off-Balance Sheet Financing Arrangements

As of June 30, 2023, we did not have any off-balance sheet arrangements. We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any non-financial assets.

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

Contractual Obligations

At June 30, 2023, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than what is disclosed in the condensed balance sheet.

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

Critical Accounting Policies

Management’s discussion and analysis of our results of operations and liquidity and capital resources are based on our unaudited condensed consolidated financial information. We describe our significant accounting policies in Note 2—Significant Accounting Policies of the Notes to Financial Statements included in this Quarterly Report on Form 10-Q. Our unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. Certain of our accounting policies require that management apply significant judgments in defining the appropriate assumptions integral to financial estimates. On an ongoing basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with U.S. GAAP. Judgments are based on historical experience, terms of existing contracts, industry trends and information available from outside sources, as appropriate. However, by their nature, judgments are subject to an inherent degree of uncertainty, and, therefore, actual results could differ from our estimates.

We have identified the following as our critical accounting policies:

Common Stock Subject to Possible Redemption

All of the outstanding Public Shares contain a redemption feature, which allows for the redemption of such Public Shares in connection with our liquidation, if there is a stockholder vote or tender offer in connection with a business combination or in connection with certain amendments to our amended and restated certificate of incorporation, as amended. In accordance with ASC 480-10-S99, redemption provisions not solely within the control of the Company require shares of common stock subject to redemption to be classified outside of permanent equity. Therefore, shares of common stock were classified outside of permanent equity as of June 30, 2023 and December 31, 2022.

We recognize changes in redemption value immediately as they occur upon the IPO and will adjust the carrying value of redeemable shares of common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable shares of common stock are recorded as charges against additional paid-in capital and accumulated deficit.

On December 23, 2022, we held a special meeting of stockholders in which the stockholders approved an amendment to our amended and restated certification of incorporation, as amended, to extend the date by which we must consummate an initial business combination up to six times at the election of our board of directors for an additional one month each time (for a maximum of six one-month extensions) or otherwise (a) cease all operations except for the purpose of winding up, (b) as promptly as reasonably possible but not more than ten business days thereafter, redeem all of the shares of common stock included as part of the Units sold in our IPO and (c) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and in accordance with applicable law, dissolve and liquidate. On July 11, 2023, we obtained stockholder approval to allow us to further extend the time by which we must complete our initial business combination up to an additional two times at the election of our board of directors for an additional three months each time, for a maximum of two three-month extensions.

In connection with the stockholders’ vote at the special meeting of stockholders on December 23, 2022, holders of 25,132,578 shares of common stock exercised their right to redeem such shares for a pro rata portion of the funds in our Trust Account, representing approximately $253.6 million (approximately $10.09 per share). Following redemptions, we had 2,467,422 IPO Shares outstanding.

In connection with the stockholders’ vote at a special meeting of stockholders held on July 11, 2023, holders of 467,396 shares of common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account, representing approximately $4.9 million (approximately $10.58 per share). Following redemptions, we have 2,000,026 IPO Shares outstanding.

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

At June 30, 2023, we evaluated both the Public Warrants and Private Placement Warrants under ASC 480 and ASC 815-40. Such guidance provides that, because the Private Placement Warrants do not meet the criteria for equity treatment thereunder, each Private Placement Warrant must be recorded as a liability. Accordingly, we classified each warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in our statements of operations. The private placement warrants had met the requirement for equity accounting treatment when initially issued. On December 23, 2021, the Private Placement Warrants were modified such that the Private Placement Warrants no longer meet the criteria for equity treatment. As such, the Private Placement warrants were treated as derivative liability instruments from the date of the modification.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As of June 30, 2023, we were not subject to any market or interest rate risk. As of June 30, 2023, the net proceeds of our IPO, including amounts in the Trust Account, were held solely in cash. Due to the short-term nature of cash, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2023.

Changes in Internal Control over Financial Reporting

Except as discussed above, there was no change in our internal control over financial reporting that occurred during the quarter ended of June 30, 2023 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we are subject to claims in legal proceedings arising in the normal course of our business. We do not believe that we are currently party to any pending legal actions that could reasonably be expected to have a material adverse effect on our business, financial condition, results of operations, or cash flows.

Item 1A. Risk Factors.

We have included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022, a description of certain risks and uncertainties that could affect our business, future performance or financial condition (the “Risk Factors”). During the three months ended June 30, 2023, there were no material changes from the disclosure provided in the Form 10-K for the year ended December 31, 2022, except as set forth below. Investors should consider the Risk Factors prior to making an investment decision with respect to our stock.

Redemptions of shares of our common stock may subject us to excise tax obligations.

The Inflation Reduction Act of 2022, signed into law on August 16, 2022, introduced a new excise tax on repurchases of stock after December 31, 2022 by domestic corporations whose stock is traded on an established securities market. The U.S. Department of the Treasury and the Internal Revenue Service have issued initial guidance on which taxpayers may rely until proposed regulations are published. The new excise tax is imposed on the repurchasing corporation, not the stockholders whose stock is repurchased. The tax is imposed at a rate of 1% of the fair market value of the stock repurchased during the corporation’s taxable year, reduced by the fair market value of stock issued during the taxable year and any repurchased stock that is statutorily excepted from the excise tax. Because we are a Delaware corporation and our common stock is listed on the NYSE American, repurchases of our stock for cash will be subject to this 1% excise tax, subject to the amount of common stock we may issue. The excise tax will be imposed for any taxable year only if the amount of common stock repurchased (without regard to the value of stock issued during the year or excepted from the excise tax) exceeds $1 million.

Accordingly, redemptions in connection with the business combination, or any other redemption or other repurchase that has occurred or occurs after December 31, 2022, including the redemptions paid in connection with our stockholder meeting on July 11, 2023, may result in the imposition of the excise tax. Whether and to what extent we will be subject to the excise tax on a redemption of our common stock will depend on a number of factors, including whether we will issue any common stock during the applicable taxable year.

Under the initial guidance, the due date for payment of the excise tax for the current taxable year is April 30, 2024. We have confirmed that funds in the trust account, including the interest earned thereon, shall not be used to pay for any excise tax that may be levied on us in connection with any redemptions of our shares of common stock. Therefore, the imposition of the excise tax could result in a reduction in cash available on hand to complete any business combination and in our ability to complete any such business combination.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Not Applicable.

Item 6. Exhibits

Exhibit	Description

2.1	Agreement and Plan of Merger, dated as of November 29, 2021, by and among Adit EdTech Acquisition Corp., ADEX Merger Sub, LLC and Griid Holdco LLC (Incorporated by reference to exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-39872), filed with the SEC on November 30, 2021)

2.2	First Amendment to Agreement and Plan of Merger, dated as of December 23, 2021, by and among Adit EdTech Acquisition Corp., ADEX Merger Sub, LLC and Griid Holdco LLC (Incorporated by reference to exhibit 2.2 to the Company’s Registration Statement on Form S-4 (Registration No. 333-261880), filed with the SEC on December 23, 2021)

2.3	Second Amendment to Agreement and Plan of Merger, dated as of October 17, 2022, by and among Adit EdTech Acquisition Corp., ADEX Merger Sub, LLC and Griid Holdco LLC (Incorporated by reference to exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-39872), filed with the SEC on October 19, 2022)

2.4	Third Amendment to Agreement and Plan of Merger, dated as of February 8, 2023, by and among Adit EdTech Acquisition Corp., ADEX Merger Sub, LLC and Griid Holdco LLC (Incorporated by reference to exhibit 2.3 to Amendment No. 4 to the Company’s Registration Statement on Form S-4 (Registration No. 333-261880), filed with the SEC on February 9, 2023)

3.1*	Amended and Restated Certificate of Incorporation, as amended

3.2	Amended and Restated Bylaws of Adit EdTech Acquisition Corp. (Incorporated by reference to exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-39872), filed with the SEC on October 19, 2022)

4.1	Amended and Restated Promissory Note (Incorporated by reference to exhibit 4.6 to Amendment No. 8 to the Company’s Registration Statement on Form S-4 (Registration No. 333-261880), filed with the SEC on July 14, 2023

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Adit EdTech Acquisition Corp.

Dated: August 14, 2023	/s/ David L. Shrier
David L. Shrier Chief Executive Officer and Chairman (Principal Executive Officer)

Dated: August 14, 2023	/s/ John J. D’Agostino
John J. D’Agostino Chief Financial Officer (Principal Financial Officer and Accounting Officer)