Form 10-Q
period 2023-09-30
Adit EdTech Acquisition Corp.
filed 2023-11-13
CIK 1830029

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
of the Exchange Act).    Yes  ☒    No  ☐
As of November 13, 2023, there were 8,900,026 outstanding shares of the registrant’s common stock, $0.0001 par value per share.

ADIT EDTECH ACQUISITION CORP.

Quarterly Report on Form 10-Q

1

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
ADIT EDTECH ACQUISITION CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets
Cash	$225,602	$992,187
Prepaid expenses	132,287	77,774
Cash held in Trust Account for redeemed shares	—	1,093,204

Total Current Assets	357,889	2,163,165

Cash held in Trust Account	21,522,419	25,041,388

TOTAL ASSETS	$21,880,308	$27,204,553

Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit
Current liabilities
Accrued offering costs and expenses	$6,304,847	$4,807,419
Due to related party	217,684	138,986
Common stock to be redeemed	—	1,093,204
Excise tax payable	49,457	—
Income taxes payable	80,572	795,203
Interest bearing note	1,439,228	—
Working capital loan—related party	502,683	300,000

Total Current Liabilities	8,594,471	7,134,812
Warrant liability	523,440	459,236
Deferred underwriting discount	6,762,000	6,762,000

TOTAL LIABILITIES	15,879,911	14,356,048

Commitments
Common stock subject to possible redemption, 2,000,026 and 2,467,422 shares at redemption values of $10.93 and $10.24 at September 30, 2023 and December 31, 2022, respectively	21,851,364	25,273,823
Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at September 30, 2023 and December 31, 2022, respectively	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 6,900,000 shares issued and outstanding (excluding 2,000,026 and 2,467,422 shares at redemption value) at September 30, 2023 and December 31, 2022, respectively	690	690
Additional paid-in capital	—	1,103,029
Accumulated deficit	(15,851,657)	(13,529,037)

Total Stockholders’ Deficit	(15,850,967)	(12,425,318)

TOTAL LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT	$21,880,308	$27,204,553

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADIT EDTECH ACQUISITION CORP.
CONDENSED CONSOLIDATED STATEMENTS
O
F OPE
R
ATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Formation and operating costs	$513,450	$364,061	$2,297,460	$1,509,714

Loss from operations	(513,450)	(364,061)	(2,297,460)	(1,509,714)
Other income:
Change in fair value of warrants	109,050	37,956	(64,204)	4,708,696
Trust interest income	209,295	1,296,308	645,030	1,743,104
Interest expense on note	(12,457)	—	(20,956)	—

Total other income, net	305,888	1,334,264	559,870	6,451,800
(Loss) Income before provision for income taxes	(207,562)	970,203	(1,737,590)	4,942,086
Provision for income taxes	(37,661)	(294,065)	(115,369)	(316,701)

Net (loss) income	$(245,223)	$676,138	$(1,852,959)	$4,625,385

Basic and diluted weighted average shares outstanding, redeemable common stock	2,060,991	27,600,000	2,330,456	27,600,000

Basic and diluted net (loss) income per share	$(0.03)	$0.02	$(0.20)	$0.13

Basic and diluted weighted average shares outstanding, common stock	6,900,000	6,900,000	6,900,000	6,900,000

Basic and diluted net (loss) income per share	$(0.03)	$0.02	$(0.20)	$0.13

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADIT EDTECH ACQUISITION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance as of January 1, 2023	6,900,000	$690	$1,103,029	$(13,529,037)	$(12,425,318)
Net loss	—	—	—	(921,752)	(921,752)
Remeasurement of common stock to redemption value	—	—	(579,858)	—	(579,858)

Balance as of March 31, 2023	6,900,000	690	523,171	(14,450,789)	(13,926,928)
Net loss	—	—	—	(685,984)	(685,984)
Remeasurement of common stock to redemption value	—	—	(523,171)	(86,070)	(609,241)

Balance as of June 30, 2023	6,900,000	690	—	(15,222,843)	(15,222,153)
Net loss	—	—	—	(245,223)	(245,223)
Excise tax payable attributable to redemption of common stock	—	—	—	(49,457)	(49,457)
Remeasurement of common stock to redemption value	—	—	—	(334,134)	(334,134)

Balance as of September 30, 2023	6,900,000	$690	$—	$(15,851,657)	$(15,850,967)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance as of January 1, 2022	6,900,000	$690	$—	$(17,170,488)	$(17,169,798)
Net income	—	—	—	1,217,736	1,217,736

Balance as of March 31, 2022	6,900,000	690	—	(15,952,752)	(15,952,062)
Net income	—	—	—	2,731,511	2,731,511
Remeasurement of carrying value to redemption value	—	—	—	(239,154)	(239,154)

Balance as of June 30, 2022	6,900,000	690	—	(13,460,395)	(13,459,705)
Net income	—	—	—	676,138	676,138
Remeasurement of carrying value to redemption value	—	—	—	(952,243)	(952,243)

Balance as of September 30, 2022	6,900,000	$690	$—	$(13,736,500)	$(13,735,810)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADIT EDTECH ACQUISITION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net (loss) income	$(1,852,959)	$4,625,385
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Change in fair value of warrants	64,204	(4,708,696)
Interest earned on cash and marketable securities held in Trust Account	(645,030)	(1,743,104)
Interest accrued on interest bearing note	20,956	—
Changes in operating assets and liabilities:
Prepaid expenses	(54,513)	156,489
Income taxes payable	(714,631)	316,701
Accrued offering costs and expenses	1,497,428	531,799
Due to related party	78,698	90,000

Net cash used in operating activities	(1,605,847)	(731,426)

Cash flows from investing activities:
Cash withdrawn for redemptions	4,945,692	—
Deposit in Trust for extension payments	(1,068,272)	—
Cash withdrawn from Trust Account to pay franchise tax and income taxes	286,579	200,000
Cash held in Trust for redeemed shares	1,093,204	—
Common stock to be redeemed	(1,093,204)	—

Net cash provided by investing activities	4,163,999	200,000

Cash flows from financing activities:
Redemption of common stock	(4,945,692)	—
Proceeds from issuance of promissory note to related party	202,683	100,000
Proceeds from promissory note—extension	1,418,272	—

Net cash (used in) provided by financing activities	(3,324,737)	100,000

Net change in cash	(766,585)	(431,426)
Cash, beginning of the period	992,187	462,274

Cash, end of the period	$225,602	$30,848

Supplemental disclosure of noncash investing and financing activities:
Excise tax payable	$49,457	$—

Remeasurement of carrying value to redemption value	$1,523,233	$1,191,397

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
As of September 30, 2023, the Company had not commenced any operations. All activity for the period from October 15, 2020 (inception) through September 30, 2023 relates to the Company’s formation and the initial public offering (“IPO”), which is described below, and since the closing of the IPO, the search for a prospective initial Business Combination (see Note 7). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the IPO and change in the fair value of its Private Placement Warrants derivative liability.
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
Simultaneously with the closing of the IPO, the Company consummated the sale of 6,550,000 Private Placement Warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a Private Placement (defined below) to the Sponsor, generating total gross proceeds of $6,550,000.
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

The Company will have until January 14, 2024 (such date, the “extension date”) to complete a Business Combination or otherwise (a) cease all operations except for the purpose of winding up, (b) as promptly as reasonably possible but not more than ten business days thereafter, redeem all of the shares of common stock included as part of the Units sold in the IPO and (c) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and in accordance with applicable law, dissolve and liquidate.
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
On July 12, 2023 and September 29, 2023, respectively, the board of directors of the Company elected to extend the date by which the Company must complete an initial business combination by three months, from July 14, 2023 to October 14, 2023 and from October 14, 2023 to January 14, 2024 (together, the “Second Extension”). In connection with the first four months of the Second Extension, GRIID Infrastructure LLC deposited an aggregate of $240,000 ($60,000 per month representing approximately $0.03 per public share) into the Company’s Trust Account for the Company’s public stockholders on behalf of the Company. The Company expects that on or about the 14 th
day of each of November and December 2023, the Company will cause to be deposited in the Trust Account additional $60,000 deposits, provided that the proposed merger with Griid Holdco LLC has not closed by such date. These deposits are and would be loaned to the Company pursuant to an amended and restated promissory note issued by ADEX to GRIID Infrastructure (the “GRIID Note”) on July 12, 2023.
Loans may be made under the GRIID Note in an aggregate principal amount of up to $1,800,000. Currently, the outstanding principal amount under the GRIID Note is $1,478,272. Interest will accrue on the outstanding principal amount of the GRIID Note at a rate per annum equal to the Applicable Federal Rate set forth by the Internal Revenue Service pursuant to Section 1274(d) of the Internal Revenue Code. The GRIID Note has a maturity date of the earlier of (i) any determination by the Company’s board of directors to liquidate the Company and (ii) the effective date of the merger involving Griid Holdco LLC and the Company pursuant to the Merger Agreement. The failure to timely repay outstanding amounts under the GRIID Note within five days of the maturity date or the occurrence of certain liquidation and bankruptcy events constitute an event of default under the GRIID Note and could result in acceleration of the Company’s repayment obligations thereunder.
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
Liquidity and Capital Resources
As of September 30, 2023, the Company had approximately $0.2 million in its operating bank account.
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
As discussed above under “—Initial Business Combination,” on July 12, 2023, GRIID Infrastructure agreed to make up to six monthly deposits into the Trust Account for the Company’s public stockholders on behalf of the Company. Each monthly deposit would be made on or about the 14th day of such month, during the period from July 14, 2023 to January 14, 2024, provided that the proposed business combination transaction between the Company and GRIID has not yet closed as of the date of the applicable deposit. Each deposit would be in the amount of $60,000 (representing approximately $0.03 per public share). These deposits are loaned to the Company pursuant to the GRIID Note.
In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or the Company’s officers and directors or their affiliates may, but are not obligated to, provide the Company Working Capital Loans (as defined below) (see Note 5).
Going Concern Consideration
The Company anticipates that the approximately $0.2 million in its operating bank account as of September 30, 2023 will not be sufficient to allow the Company to operate for at least the next 12 months. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern one year from the issuance date of the condensed consolidated financial statements. Management plans to address this uncertainty through loans from its Sponsor, officers, directors or third parties. None of the Sponsor, officers or directors are under any obligation to advance funds to, or to invest in, the Company. There is no assurance that the Company’s plans to raise capital or to consummate a Business Combination will be successful. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair presentation of the balances and results for the periods presented. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected through December 31, 2023.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2023 and December 31, 2022.

Cash Held in Trust Account
Cash held in Trust Account consist of cash, and, prior to January 2023, United States treasury securities. The Company in January 2023 instructed Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash in an interest-bearing demand deposit account until the earlier of consummation of the Company’s initial business combination or liquidation.
The Company classified its United States Treasury securities held prior to January 2023 as held-to-maturity
in accordance with ASC Topic 320, “Investments—Debt and Equity Securities.”
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
The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheets. The fair values of cash and promissory note to related party are estimated to approximate the carrying values as of September 30, 2023 and December 31, 2022 due to the short maturities of such instruments.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At September 30, 2023 and December 31, 2022, the Company has not experienced losses on this account, and management believes that the Company is not exposed to significant risks on such account.

Common Stock Subject to Possible Redemption
All of the 27,600,000 shares of common stock sold as part of the Units (see Note 3) contain a redemption feature, which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with a Business Combination or certain amendments to the Company’s amended and restated articles of incorporation. In accordance with
ASC480-10-S99,
redemption provisions, not solely within the control of the Company, require shares of common stock subject to redemption to be classified outside of permanent equity. Therefore, all outstanding Public Shares were classified outside of permanent equity as of September 30, 2023 and December 31, 2022.
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
Net (Loss) Income Per Share of Common Stock
The Company has two categories of shares, which are referred to as redeemable shares of common stock and non-redeemable
shares of common stock. Earnings and losses are shared pro rata between the two categories of shares. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net (loss) income per share for each category for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
	Redeemable common stock	Non- redeemable common stock	Redeemable common stock	Non- redeemable common stock	Redeemable common stock	Non- redeemable common stock	Redeemable common stock	Non- redeemable common stock
Basic and diluted net (loss) income per share :
Numerator:
Allocation of net (loss) income	$(56,400)	$(188,823)	$540,910	$135,228	$(467,825)	$(1,385,134)	$3,700,308	$925,077
Denominator:
Weighted Average Shares Outstanding including common stock subject to redemption	2,060,991	6,900,000	27,600,000	6,900,000	2,330,456	6,900,000	27,600,000	6,900,000
Basic and diluted net (loss) income per share	$(0.03)	$(0.03)	$0.02	$0.02	$(0.20)	$(0.20)	$0.13	$0.13

Offering Costs associated with the Initial Public Offering
The Company complies with the requirements of the
ASC340-10-S99-1
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
Derivative Financial Instruments
The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and
ASC815-40,
“Derivatives and Hedging – Contracts in Entity’s Own Stock
(“ASC815-40”).”The
classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed
at the end of each reporting period.
At September 30, 2023 and December 31, 2022, the Company has evaluated both the Public Warrants (as defined below) and Private Placement Warrants under ASC 480 and
ASC815-40.
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
Income Taxes
The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, “Income Taxes”, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry-forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of September 30, 2023 and December 31, 2022, the Company’s deferred tax asset had a full valuation allowance recorded against it. The Company’s effective tax rate was (18.14%) and 30.31% for the three months ended September 30, 2023 and 2022, respectively, and (6.64%) and 6.41% for the nine months ended September 30, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three months ended September 30, 2023 and 2022, due to changes in fair value in warrant liability, nondeductible acquisition expenses, and the valuation allowance on the deferred tax assets.
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
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
On July 11, 2023, holders of 467,396 Public Shares exercised their right to redeem such Public Shares for a total of approximately $4.9 million. The Company evaluated the classification and accounting of the stock redemption under ASC 450, “Contingencies”. ASC 450 states that when a loss contingency exists the likelihood that the future event(s) will confirm the loss or impairment of an asset or the incurrence of a liability can range from probable to remote. A contingent liability must be reviewed at each reporting period to determine appropriate treatment. The Company evaluated the current status and probability of completing a Business Combination as of September 30, 2023 and determined that a contingent liability should be calculated and recorded. The referenced contingent liability does not impact the condensed consolidated statements of operations during the referenced period and as pursuant to ASC
480-10-599-3A
is offset against accumulated deficit. As of September 30, 2023, the Company recorded approximately $49,000 of excise tax liability calculated as 1% of the redemption amoun
t of $4.9 million.
Recent Accounting Standards
In August 2020, the FASB issued Accounting Standards Update (“ASU”)
2020-06,
Debt — Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic
815-40)
(“ASU2020-06”)
to simplify accounting for certain financial instruments.
ASU2020-06
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
ASU2020-06
amends the diluted earnings per share guidance, including the requirement to use the if-converted
method for all convertible instruments.
ASU2020-06
is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that
ASU2020-06
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
Accordingly, at September 30, 2023, 2,000,026 shares of Common Stock subject to possible redemption is presented at redemption value of $10.93 per share, as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed consolidated balance sheets.
As of September 30, 2023 and December 31, 2022, common stock subject to possible redemption reflected on the condensed consolidated balance sheets is reconciled in the following table:

Common stock subject to possible redemption, December 31, 2022	25,273,823
Add:
Remeasurement of carrying value to redemption value	579,858
Common stock subject to possible redemption, March 31, 2023	25,853,681
Add:
Remeasurement of carrying value to redemption value	609,241
Common stock subject to possible redemption, June 30, 2023	$26,462,922
Less:
Redemptions	(4,945,692)
Add:
Remeasurement of carrying value to redemption value	334,134
Common stock subject to possible redemption, September 30, 2023	$21,851,364
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
April 16, 2022, and have vested and will continue to vest 1/36th on the 17th day of each month thereafter, subject to such entity’s continued service through such vesting dates, provided, however, that any unvested units shall fully vest upon the consummation of a merger with a special purpose acquisition company, qualified IPO, or other change of control transaction.
Due to Related Parties
As of September 30, 2023 and December 31, 2022, one related party paid or is obligated to pay an aggregate of approximately $218,000 and $139,000, respectively, on behalf of the Company to pay for deferred administrative service fees and operating costs.
Promissory Note — Related Party
On October 23, 2020, the Company issued an unsecured promissory note to the Sponsor (the “Sponsor Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $150,000. The Sponsor Note was non-interest
bearing and payable on the earlier of (i) June 30, 2021, (ii) the consummation of the IPO, (iii) the abandonment of the IPO and (iv) an Event of Default (as defined in the Sponsor Note). As of December 31, 2020, the Company had borrowed $150,000 under the Sponsor Note. On July 28, 2021, the Company repaid $150,000 to the Sponsor under the Sponsor Note. There was no outstanding balance under the Sponsor Note as of September 30, 2023 and December 31, 2022.
On August 6, 2021, the Company issued an unsecured promissory note to the Sponsor in connection with a Working Capital Loan (as defined below) made by the Sponsor to the Company pursuant to which the Company may borrow up to $300,000 in the aggregate. On March 12, 2023, the Company issued an amended and restated version of such note to the Sponsor, which increased the maximum aggregate amount of advances and readvances permitted from $300,000 to $1,000,000 (as so amended and restated form, the “Working Capital Note”). The Working Capital Note is
non-interest
bearing and payable on the earlier of (i) the applicable extension deadline or (ii) the effective date of a Business Combination. Any amounts outstanding under the Working Capital Note are convertible into warrants, at a price of $1.00 per warrant at the option of the Sponsor, the terms of which shall be identical to the Private Placement Warrants. As of September 30, 2023 and December 31, 2022, the Company borrowed $502,683 and $300,000 under the Working Capital Note, respectively.
Loans may be made under the GRIID Note in an aggregate principal amount of up to $1,800,000. Currently, the outstanding principal amount under the GRIID Note is $1,478,272. Interest will accrue on the outstanding principal amount of the GRIID Note at a rate per annum equal to the Applicable Federal Rate set forth by the Internal Revenue Service pursuant to Section 1274(d) of the Internal Revenue Code. For the three and nine months ended September 30, 2023, the Company accrued $12,457 and $20,956, respectively, in interest expense pursuant to the GRIID Note. The GRIID Note has a maturity date of the earlier of (i) any determination by the Company’s board of directors to liquidate the Company and (ii) the effective date of the merger involving Griid Holdco LLC and the Company pursuant to the Merger Agreement. The failure to timely repay outstanding amounts under the GRIID Note within five days of the maturity date or the occurrence of certain liquidation and bankruptcy events constitute an event of default under the GRIID Note and could result in acceleration of the Company’s repayment obligations thereunder.
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the initial stockholders, the Sponsor or an affiliate of the Sponsor or the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes, such as the Working Capital Note. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $2,000,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of September 30, 2023 and December 31, 2022, a Working Capital Loan was outstanding in the amount of $502,683 and $300,000 respectively, under the Working Capital Note, as detailed under the heading “Promissory Note – Related Party.”

Administrative Service Fee
The Company entered into an agreement whereby, commencing on January 11, 2021, the Company has agreed to pay the Sponsor or an affiliate of the Sponsor an amount up to a total of $10,000 per month for office space, utilities, secretarial support and administrative services. During the three and nine months ended September 30, 2023 and 2022, under such agreement, the Company incurred $30,000 and $90,000, respectively, in total, which is included in due to related party on the accompanying balance sheets. Upon completion of the initial Business Combination or liquidation, the Company will cease paying these monthly fees.
NOTE 6. FAIR VALUE MEASUREMENTS
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	September 30, 2023	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Warrant liability – Private Placement Warrants	$523,440	$—	$—	$523,440

	$523,440	$—	$—	$523,440

	December 31, 2022	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Warrant liability – Private Placement Warrants	$459,236	$—	$—	$459,236

	$459,236	$—	$—	$459,236
Cash held in Trust Account
As of September 30, 2023 and December 31, 2022, the Company’s Trust Account consisted of approximately $21.5 million and $25.0 million, respectively, in cash.
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

The key inputs into the Monte Carlo simulation model for the Private Placement Warrants were as follows at September 30, 2023 and December 31, 2022:

Input	September 30, 2023	December 31, 2022
Expected term (years)	0.83	0.91
Expected volatility	4.7%	8.3%
Risk-free interest rate	5.48%	4.74%
Stock price	$10.67	$10.11
Dividend yield	0.00%	0.00%
Exercise price	$11.50	$11.50
The following table sets forth a summary of the changes in the Level 3 fair value classification:

Warrant Liability
Fair value as of December 31, 2021	$5,044,441
Change in fair value	(1,747,419)
Fair value as of March 31, 2022	3,297,022
Change in fair value	(2,923,321)
Fair value as of June 30, 2022	373,701
Change in fair value	(37,956)
Fair value as of September 30, 2022	$335,745
Fair value as of December 31, 2022	$459,236
Change in fair value	151,444
Fair value as of March 31, 2023	610,680
Change in fair value	21,810
Fair value as of June 30, 2023	632,490
Change in fair value	(109,050)
Fair value as of September 30, 2023	$523,440
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
On December 6, 2022, the Company and EarlyBirdCapital, Inc. (“EarlyBird”) entered into an amendment (the “Amendment”) to the Underwriting Agreement. Among other things, the amendment reduced the amount of the deferred underwriting commission payable to EarlyBird to $6,762,000, which amount, together with reimbursement of EarlyBird’s legal expenses in an amount not to exceed $150,000 (the “Expense Reimbursement”), will be payable as follows: (i) upon the closing of the Company’s initial business combination, in an amount equal to the lesser of (A) $3,381,000 plus the Expense Reimbursement and (B) the balance of the Company’s Trust Account, after all amounts payable in connection with stockholder redemptions have been so paid and (ii) the remainder pursuant to a convertible promissory note (the “EarlyBird Note”) to be made by the surviving company of the Company’s initial business combination upon the consummation of the Company’s initial business combination. As of September 30, 2023, no amount in Expense Reimbursement has been incurred. If the Company does not consummate an initial business combination, no deferred underwriting commission will be payable to EarlyBird. The Amendment also provides customary registration rights to EarlyBird for the shares of common stock of the maker issuable upon conversion of the EarlyBird Note.

As a result, the Company recognized $2,898,000 to additional paid-in
capital in relation to the reduction of the deferred underwriter fee. As of September 30, 2023 and December 31, 2022, the deferred underwriting fee payable is $6,762,000.
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
Pursuant to the Merger Agreement, at the closing of the Merger, the limited liability company membership interests of Merger Sub will be converted into an equivalent limited liability company membership interest in GRIID, and each limited liability company membership unit of GRIID that is issued and outstanding immediately prior to the effective time of the Merger will automatically be converted into and become the right to receive such unit’s proportionate share, as determined in accordance with the Merger Agreement, of 58,500,000 shares of the Company’s Common Stock.
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
Upon the initial satisfaction of the conditions to the Purchaser’s obligation to purchase Shares set forth in the Share Purchase Agreement, the Company will have the right, but not the obligation, from time to time at its sole discretion during the
36-month
period from and after the first day on which the Shares are publicly listed on a securities exchange, to direct the Purchaser to purchase up to a specified maximum amount of Shares as set forth in the Share Purchase Agreement. In connection with the execution of the Share Purchase Agreement, GRIID agreed to pay to the Purchaser in installments in connection with placements of Shares under the Share Purchase Agreement a $4.0 million commitment fee (the “Commitment Fee”) payable in Shares or cash, as consideration for the Purchaser’s irrevocable commitment to purchase the Shares upon the terms and subject to the satisfaction of the conditions set forth in the Share Purchase Agreement. Also, GRIID will be obligated to issue to the Purchaser a warrant, expiring on the third anniversary of the public listing date of the continuing company of the Merger, to purchase 2% of the total equity interests (on a fully diluted basis) outstanding immediately after the completion of the Merger, at an exercise price per Share equal to the lesser of: (i) the closing bid price of the Company’s Shares as reported by the NYSE on September 9, 2022 and (ii) 90% of the closing price of the Shares on the public listing date. Additionally, pursuant to the Share Purchase Agreement, GRIID would be obligated to pay a private transaction fee of 1% of the total consideration paid in a private Business Combination transaction with a counterparty that was introduced to GRIID by the Purchaser or an affiliate of the Purchaser in the event that GRIID consummates such a transaction in lieu of the Merger or any other Business Combination transaction the result of which is GRIID continuing as a publicly listed company.
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
NOTE 8. STOCKHOLDERS’ DEFICIT
Preferred Stock
— The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.
Common Stock
— The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. There were 8,900,026 and 9,367,422 shares of common stock issued and outstanding, including 2,000,026 and
2,467,422
shares of common stock subject to possible redemption, as of September 30, 2023 and December 31, 2022, respectively.
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

Once the warrants become exercisable, the Company may redeem the Public Warrants:

•	in whole and not in part;

•	at a price of $ 0.01 per warrant;

•	upon not less than 30 days’ prior written notice of redemption to each warrant holder; and

•
if, and only if, the reported last sale price of the common stock equals or exceeds $
18.00
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
NOTE 9 — SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to
t
he date that the unaudited condensed consolidated financial statements were issued. Based upon this review, other than described below, the Company did not identify any subsequent events other than noted below that would have required adjustment or disclosure in the condensed consolidated financial statements.
In connection with the fourth month of the Second Extension, on October 13, 2023, GRIID Infrastructure deposited $60,000 into the Company’s Trust Account for the Company’s public stockholders on behalf of the Company. This deposit is loaned to the Company pursuant to the GRIID Note. The outstanding principal amount under the GRIID Note is $1,478,272.

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

We will have until the extension date, which is January 14, 2024, to complete a business combination or otherwise (a) cease all operations except for the purpose of winding up, (b) as promptly as reasonably possible but not more than ten business days thereafter, redeem all of the shares of common stock included as part of the Units and (c) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and in accordance with applicable law, dissolve and liquidate.

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

Results of Operations

Our entire activity since inception up to September 30, 2023 relates to our formation, the IPO and, since the closing of the IPO, a search for a business combination candidate. We will not be generating any operating revenues until the closing and completion of our initial business combination, at the earliest.

Three Months Ended September 30, 2023 and 2022

For the three months ended September 30, 2023, we had net loss of approximately $0.2 million, which consisted of interest on note of approximately $12,000, $0.5 million in formation and operating costs and provision for income taxes of approximately $38,000, offset by interest earned on cash held in the Trust Account of approximately $0.2 million and change in fair value of warrant liability of approximately $0.1 million.

For the three months ended September 30, 2022, we had net income of approximately $0.7 million, which consisted of change in fair value of warrant liability of approximately $38,000 and interest earned on marketable securities held in the Trust Account of approximately $1.3 million, offset by approximately $0.4 million in formation and operating costs and provision for income taxes of $294,065.

Nine Months Ended September 30, 2023 and 2022

For the nine months ended September 30, 2023, we had net loss of approximately $1.9 million, which consisted of change in fair value of warrant liability of approximately $64,000, interest on note of approximately $21,000, approximately $2.3 million in formation and operating costs and provision for income taxes of approximately $0.1 million, offset by interest earned on cash held in the Trust Account of approximately $0.6 million.

For the nine months ended September 30, 2022, we had net income of approximately $4.6 million, which consisted of change in fair value of warrant liability of approximately $4.7 million and interest earned on marketable securities held in the Trust Account of approximately $1.7 million, offset by approximately $1.5 million in formation and operating costs and provision for income taxes of approximately $0.3 million.

Liquidity and Capital Resources

As of September 30, 2023, we had approximately $0.2 million in our operating bank account.

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

In addition, in order to finance transaction costs in connection with a business combination, our Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us working capital loans (“Working Capital Loans”)..

On August 6, 2021, we issued an unsecured promissory note to the Sponsor in connection with a Working Capital Loan made by the Sponsor to us pursuant to which we were permitted to borrow up to $300,000 in the aggregate, until such promissory note was amended and restated on March 12, 2023 to permit borrowing up to $1,000,000 (as so amended and restated, the “Working Capital Note”). The Working Capital Note is non-interest bearing and payable on the earlier to occur of (i) the applicable extension date or (ii) the effective date of a business combination. Any amounts outstanding under the Working Capital Note are convertible into warrants, at a price of $1.00 per warrant at the option of the Sponsor, the terms of which shall be identical to the Private Placement Warrants. As of September 30, 2023, we had borrowed $502,683 under the Working Capital Note.

On October 9, 2022, we entered into a settlement and release agreement with Griid Holdco LLC (“GRIID”) and its affiliates and Blockchain Access UK Limited (“Blockchain”) and certain of its affiliates (the “Blockchain Settlement and Release Agreement”), pursuant to which Blockchain waived any potential defaults under the Third Amended and Restated Credit Agreement between GRIID and Blockchain, dated November 19, 2021 (the “Prior Credit Agreement”) and the parties agreed to release each other from any claims related to the Prior Credit Agreement. Also on October 9, 2022, GRIID and its affiliates entered into the Fourth Amended and Restated Loan Agreement (the “Credit Agreement”) with Blockchain and its affiliates. The Credit Agreement amended and restated the Prior Credit Agreement in its entirety, providing for a restructured senior secured term loan in the amount of approximately $57.4 million, which represents GRIID’s outstanding obligations under the Prior Credit Agreement after giving effect to the Credit Agreement. GRIID also issued to Blockchain a warrant in connection with the credit agreement, which will be automatically adjusted and exercised for an exercise price of $0.01 into a number of GRIID Class B units to be equal to 10% of the issued and outstanding capital stock of the continuing company following the closing of the proposed merger (the “Merger”) with GRIID (the continuing company following the Merger, “New GRIID”) immediately following the closing of the Merger.

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

On each of July 12, 2023 and September 29, 2023, our board of directors elected to extend the dates by which we must complete an initial business combination by three months, from July 14, 2023 to October 14, 2023 and from October 14, 2023 to January 14, 2024, respectively (together, the “Second Extension”). In connection with the first four months of the Second Extension, GRIID Infrastructure deposited an aggregate of $240,000 ($60,000 per month representing approximately $0.03 per public share) into the Trust Account.

On July 18, 2023 and August 8, 2023, pursuant to the GRIID Note we drew, $150,000 and $200,000, respectively, for working capital purposes.

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

Going Concern Consideration

We anticipate that the approximately $0.2 million in the operating bank account as of September 30, 2023 will not be sufficient to allow us to operate for at least the next 12 months, assuming that a Business Combination is not consummated during that time. We have incurred and expect to continue to incur significant costs in pursuit of its financing and acquisition plans. These conditions raise substantial doubt about our ability to continue as a going concern one year from the issuance date of the financial statements. Management plans to address this uncertainty through loans from the Sponsor, officers, directors, or third parties. None of the Sponsor, officers or directors are under any obligation to advance funds to or to invest in us. There is no assurance that the plans to raise capital or to consummate a business combination will be successful. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Off-Balance Sheet Financing Arrangements

As of September 30, 2023, we did not have any off-balance sheet arrangements. We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any non-financial assets.

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

Contractual Obligations

At September 30, 2023, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than what is disclosed in the condensed balance sheet.

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

We have identified the following as our critical accounting policies:

Common Stock Subject to Possible Redemption

All of the outstanding Public Shares contain a redemption feature, which allows for the redemption of such Public Shares in connection with our liquidation, if there is a stockholder vote or tender offer in connection with a business combination or in connection with certain amendments to our amended and restated certificate of incorporation, as amended. In accordance with ASC 480-10-S99, redemption provisions not solely within the control of the Company require shares of common stock subject to redemption to be classified outside of permanent equity. Therefore, shares of common stock were classified outside of permanent equity as of September 30, 2023 and December 31, 2022.

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

At September 30, 2023, we evaluated both the Public Warrants and Private Placement Warrants under ASC 480 and ASC 815-40. Such guidance provides that, because the Private Placement Warrants do not meet the criteria for equity treatment thereunder, each Private Placement Warrant must be recorded as a liability. Accordingly, we classified each warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in our statements of operations. The private placement warrants had met the requirement for equity accounting treatment when initially issued. On December 23, 2021, the Private Placement Warrants were modified such that the Private Placement Warrants no longer meet the criteria for equity treatment. As such, the Private Placement warrants were treated as derivative liability instruments from the date of the modification.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As of September 30, 2023, we were not subject to any market or interest rate risk. As of September 30, 2023, the net proceeds of our IPO, including amounts in the Trust Account, were held solely in cash. Due to the short-term nature of cash, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2023.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended of September 30, 2023 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we are subject to claims in legal proceedings arising in the normal course of our business. We do not believe that we are currently party to any pending legal actions that could reasonably be expected to have a material adverse effect on our business, financial condition, results of operations, or cash flows.

Item 1A. Risk Factors.

We have included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022 and in Part II, Item 1A. of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, a description of certain risks and uncertainties that could affect our business, future performance or financial condition (the “Risk Factors”). During the three months ended September 30, 2023, there were no material changes from the disclosure provided in the Form 10-K for the year ended December 31, 2022 and the Form 10-Q for the quarter ended June 30, 2023,. Investors should consider the Risk Factors prior to making an investment decision with respect to our stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Not Applicable.

Item 6. Exhibits

Exhibit	Description

2.1	Agreement and Plan of Merger, dated as of November 29, 2021, by and among Adit EdTech Acquisition Corp., ADEX Merger Sub, LLC and Griid Holdco LLC (Incorporated by reference to exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-39872), filed with the SEC on November 30, 2021)

2.2	First Amendment to Agreement and Plan of Merger, dated as of December 23, 2021, by and among Adit EdTech Acquisition Corp., ADEX Merger Sub, LLC and Griid Holdco LLC (Incorporated by reference to exhibit 2.2 to the Company’s Registration Statement on Form S-4 (Registration No. 333-261880), filed with the SEC on December 23, 2021)

2.3	Second Amendment to Agreement and Plan of Merger, dated as of October 17, 2022, by and among Adit EdTech Acquisition Corp., ADEX Merger Sub, LLC and Griid Holdco LLC (Incorporated by reference to exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-39872), filed with the SEC on October 19, 2022)

2.4	Third Amendment to Agreement and Plan of Merger, dated as of February 8, 2023, by and among Adit EdTech Acquisition Corp., ADEX Merger Sub, LLC and Griid Holdco LLC (Incorporated by reference to exhibit 2.3 to Amendment No. 4 to the Company’s Registration Statement on Form S-4 (Registration No. 333-261880), filed with the SEC on February 9, 2023)

3.1	Amended and Restated Certificate of Incorporation, as amended (incorporated by reference to exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-39872), filed with the SEC on August 14, 2023)

3.2	Amended and Restated Bylaws of Adit EdTech Acquisition Corp. (Incorporated by reference to exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-39872), filed with the SEC on October 19, 2022)

4.1	Amended and Restated Promissory Note (Incorporated by reference to exhibit 4.6 to Amendment No. 8 to the Company’s Registration Statement on Form S-4 (Registration No. 333-261880), filed with the SEC on July 14, 2023

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Adit EdTech Acquisition Corp.

Dated: November 13, 2023	/s/ David L. Shrier
David L. Shrier Chief Executive Officer and Chairman (Principal Executive Officer)

Dated: November 13, 2023	/s/ John J. D’Agostino
John J. D’Agostino Chief Financial Officer (Principal Financial Officer and Accounting Officer)