Form 10-K
period 2023-12-31
GRIID Infrastructure Inc.
filed 2024-04-16
CIK 1830029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-39872

GRIID INFRASTRUCTURE INC.

(Exact name of Registrant as specified in its Charter)

Delaware	85-3477678
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2577 Duck Creek Road Cincinnati, OH 45212	45212
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (513) 268-6185

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001 per share	GRDI	The Nasdaq Stock Market LLC

Redeemable Warrants, each whole warrant exercisable for one share of common stock at an exercise price of $11.50 per share	GRDI-W	The Nasdaq Stock Market LLC

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based upon the closing price as of the last business day of the most recently completed second fiscal quarter ended June 30, 2023, was approximately $26,055,976.

As of April 15, 2024, there were 69,875,909 of shares of Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant has incorporated by reference into Part III of this report certain portions of either an amendment to this Form 10-K or its proxy statement for its 2024 Annual Meeting of Stockholders, which are expected to be filed within 120 days after the end of the Registrant’s fiscal year ended December 31, 2023.

i

GRIID INFRASTRUCTURE INC.

As used in this Annual Report on Form 10-K (the "Annual Report"), the terms “we”, “us”, “our”, the “Company”, “GRIID Infrastructure Inc.” and “GRIID” mean GRIID Infrastructure Inc. and its consolidated subsidiaries, unless otherwise indicated.

RISK FACTOR SUMMARY

Our business involves significant risks and uncertainties that make an investment in us speculative and risky. The following is a summary list of the principal risk factors that could materially adversely affect our business, financial condition, liquidity and results of operations. These are not the only risks and uncertainties we face, and you should carefully review and consider the full discussion of our risk factors in Part I, Item 1A, “Risk Factors”, in this Annual Report, together with the other information in this Annual Report.

Risks Related to Our Business and Industry

•
We have a limited operating history, with operating losses as the business has grown. If we are unable to achieve and sustain greater revenues than our operating costs, we will incur operating losses, which could negatively impact our business, financial condition and results of operations.
•
Our operating results may fluctuate due to the highly volatile nature of cryptocurrencies in general and, specifically, bitcoin.
•
The terms of the credit agreement with Blockchain Access restrict our current and future operations, particularly our ability to take certain actions.
•
Any electricity outage, limitation of electricity supply or increase in electricity costs could materially impact our operations and financial performance.
•
Our business is highly dependent on a small number of bitcoin mining equipment suppliers. Failure of our suppliers to perform under the relevant supply contracts for equipment that has already been procured may delay our expansion plans. Failure of suppliers to make new machines available on an ongoing basis could delay our expansion plans.
•
Our evolving business model increases the complexity of our business, which makes it difficult to evaluate our future business prospects and could have a material adverse effect on our business, financial condition and results of operation.
•
Our future success will depend significantly on the price of bitcoin, which is subject to risk and has historically been subject to wide swings and significant volatility.
•
If demand for transactions in bitcoin declines or is replaced by demand for other cryptocurrencies, our business, financial condition and results of operations could be adversely affected.
•
The digital asset exchanges on which cryptocurrencies, including bitcoin, trade are relatively new and largely unregulated, and thus may be exposed to fraud and failure. Such failures may result in a reduction in the price of bitcoin and other cryptocurrencies and can adversely affect an investment in our securities.
•
It may take significant time and expenditure for us to grow our bitcoin mining operations and our efforts may not be successful.
•
We are vulnerable to risks associated with climate change, severe weather conditions and natural and man-made disasters, including earthquakes, fires, floods, hurricanes, tornadoes, severe storms (including impacts from rain, snow, lightning and wind), and warfare, as well as power outages and other industrial incidents, which could severely disrupt the normal operation of our business and adversely affect our results of operations.
•
Bitcoin held by us is not subject to FDIC or SIPC protections.
•
We may be affected by price fluctuations in the wholesale and retail power markets.
•
We may be subject to material litigation, including individual and class action lawsuits, as well as investigations and enforcement actions by regulators and governmental authorities.
•
The “halving” of rewards available on the bitcoin network, or the reduction of rewards on other networks, has had and in the future could have a negative impact on our ability to generate revenue, which could have a material adverse effect on our business, financial condition and results of operations.
•
We may not be able to realize the benefits of forks, and forks in the bitcoin network may occur in the future that may affect our operations and financial performance.

•
Digital asset trading platforms for bitcoin may be subject to varying levels of regulation, which exposes our digital asset holdings to risks.
•
Because there is limited precedent for financial accounting for bitcoin and other digital assets, the determinations that we have made for how to account for digital asset transactions may be subject to change.
•
The market price of bitcoin may be extremely volatile, including due to potential under-regulation. Rapid decreases in the price of bitcoin could have a materially adverse effect on our business, financial condition and results of operations.
•
Bitcoin mining activities are energy-intensive, which may restrict the geographic locations of miners, in particular, to locations with renewable sources of power. Government regulators may potentially restrict the ability of electricity suppliers to provide electricity to bitcoin miners, including us, or bitcoin mining activities generally.

Risks Related to Third Parties

•
Banks and financial institutions may not provide bank accounts, or may cut off certain banking or other financial services, to bitcoin investors or businesses that engage in bitcoin-related activities or that accept bitcoin as payment.
•
We are subject to counterparty risk with respect to our bitcoin custodians, Coinbase Prime, Foundry and Blockchain.com.
•
The IRS and certain states have taken the position that digital assets are property for income tax purposes.
•
Changes to, or changes to interpretations of, the U.S. federal, state, local or non-U.S. tax laws could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Regulations and Regulatory Frameworks

•
Regulatory changes or actions may restrict the use of bitcoin in a manner that adversely affects our business, prospects or operations.
•
The bitcoin economy is novel and subject to the public perception that it may be used to facilitate illegal activities or fraud. Such novelty and public perception may result in new and changing laws and regulations, which may impact the value of bitcoin and adversely impact our business.
•
We are subject to a highly evolving regulatory landscape and any adverse changes to, or our failure to comply with, any laws and regulations could adversely affect our business, reputation, financial condition and results of operations.
•
We may be at a higher risk of litigation and other legal proceedings due to heightened regulatory scrutiny of the cryptocurrency industry, which could ultimately be resolved against us, requiring material future cash payments or charges, which could impair our business, financial condition and results of operations.
•
If we were deemed an “investment company” under the Investment Company Act of 1940, as amended, applicable restrictions could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business.
•
Any change in the interpretive positions of the Securities and Exchange Commission or its staff with respect to cryptocurrencies or digital asset mining firms could have a material adverse effect on us.
•
The regulatory regime governing bitcoin is uncertain, and new regulations or policies may alter our business practices with respect to bitcoin

Risks Related to Intellectual Property

•
If we are unable to protect the confidentiality of our trade secrets or other intellectual property rights, our business and competitive position could be harmed.
•
We may infringe on third-party intellectual property rights or other proprietary rights, which could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Ownership of Our Securities

•
A market for our securities may not continue, which would adversely affect the liquidity and price of our securities.
•
The market price of our common stock may be volatile as a result of industry-wide developments, which could subject us to securities class action litigation and result in substantial losses for our stockholders.

•
Changes in laws, regulations or rules, or a failure to comply with any laws, regulations or rules, may adversely affect our business, investments and results of operations.
•
Anti-takeover provisions contained in our charter, as well as provisions of Delaware law, could impair a takeover attempt.
•
The provision of our charter requiring exclusive forum in the state courts in the State of Delaware for certain types of lawsuits may have the effect of discouraging lawsuits against our directors and officers.

FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements include all matters that are not historical facts. In some cases, you can identify forward-looking statements by terminology such as “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “target,” “plan,” “expect,” or the negatives of these terms or variations of them or similar terminology. Such forward-looking statements include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth, strategies and the markets in which we operate. Such forward-looking statements are based on available current market material and management’s expectations, beliefs and forecasts concerning future events impacting us.

Factors that may impact such forward-looking statements include:

•
our ability to maintain the listing of our common stock on The Nasdaq Global Market and Cboe Canada and to operate as a public company;
•
our public securities’ potential liquidity and trading;
•
the lack of a market for our securities;
•
changes adversely affecting the business in which we are engaged;
•
fluctuations in our revenue and operating results;
•
the uncertainty of the projected financial information with respect to us;
•
the fact that the terms of our credit agreement restrict our current and future operations, particularly our ability to take certain actions;
•
the fact that our business is highly dependent on a small number of bitcoin mining equipment suppliers;
•
our reliance on third parties, including utility providers, for the reliable and sufficient supply of electrical power to its infrastructure;
•
our ability to obtain and maintain access to its targets of carbon-free power supply;
•
our ability to execute our business model, including market acceptance of bitcoin;
•
the risks relating to our status as an early-stage company with a history of operating losses;
•
our financial performance; and
•
our ability to sell shares of our common stock to GEM Global pursuant to the terms of the GEM Agreement (as described below) and our ability to register and maintain the registration of such shares issued and issuable thereunder.

This list is not an exhaustive list of the factors that may affect any of our forward-looking statements. These and other factors should be considered carefully, and readers should not place undue reliance on our forward-looking statements. The forward-looking statements contained in this Annual Report are based on our current expectations and beliefs concerning future developments on the date the statements are made and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change, except as may be required under applicable law. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under Part I, Item 1A "Risk Factors" of this Annual Report, and other filings that have been made or will be made with the Securities and Exchange Commission (“SEC”) by us. The Company will not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

MARKET AND INDUSTRY DATA

This Annual Report contains estimates and other statistical data made by independent parties relating to our industry and the markets in which we operate, including estimates and statistical data about our market position, market opportunity, the incidence of certain market conditions and other industry data. These data, to the extent they contain estimates or projections, involve a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates or projections. Although we have not independently verified the accuracy or completeness of the data contained in these industry publications and reports, based on our industry experience we believe that the publications are reliable, the conclusions contained in the publications and reports are reasonable and the third-party information included in this Annual Report and in our estimates is accurate and complete. While we are not aware of any misstatements regarding any industry data presented in this Annual Report, such data involves risks and uncertainties and is subject to change based on various factors, including those discussed under Part I, Item 1A “Risk Factors” of this Annual Report.

TRADEMARKS

This document contains references to trademarks and service marks belonging to other entities. Solely for convenience, trademarks and trade names referred to in this Annual Report may appear without the ® or ™ symbols, but such references are not intended to indicate, in any way, that the applicable licensor will not assert, to the fullest extent under applicable law, its rights to these trademarks and trade names. We do not intend the use or display of other companies’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of it by, any other companies.

v

PART I

Item 1. Business.

We are an emerging American infrastructure company in the bitcoin mining sector. We employ a vertically integrated self-mining strategy (which is supported at times by unique collaborative partnerships in support of the broader approach) to develop and operate U.S. based mining facilities that generate bitcoin by performing computing associated with Proof of Work (“PoW”). Our current business plan does not include the expansion of our mining operations to include digital assets other than bitcoin, or any other activities with, or the holding of, any other cryptocurrencies other than bitcoin, and we do not anticipate any changes to our business plan for the foreseeable future. As of the date of this Annual Report, we have 68MW of available electrical capacity in our New York facility and our three Tennessee facilities (48MW of which are at dedicated self-mining sites and 20MW of which are subject to the Mining Services Agreement). Our mining operations currently utilize application specific integrated circuits (“ASICs”) manufactured primarily, by two leading companies, Bitmain and MicroBT. We have also purchased ASICs manufactured by Intel, which we anticipate further integrating into our operations. We have begun the process of developing a carbon-free focused power pipeline including 1000MW of power capacity, subject to memoranda of understanding (“MOUs”) and letters of intent (“LOIs”), land acquisition and infrastructure procurement. Our existing, developed power capacity utilizes approximately 67% carbon-free power. These carbon-free levels are based solely on generation type and not from offsets or carbon credits and can therefore be materially improved.

We have assembled an experienced management team that has an established track record deploying our vertically integrated self-mining strategy across four enterprise scale facilities and has solved supply chain challenges that position us to achieve rapid scale and accelerated business performance in the years to come. We aim to generate revenue through the self-mining of bitcoin and to accumulate, sell and hold bitcoin on an ongoing basis based on expansion objectives determined from time to time by our management team and board of directors.

As we produce bitcoin through our mining operations, we intend from time to time to exchange our bitcoin for fiat currency to fund our operations on an as-needed basis, based on a variety of market conditions and operational factors. We intend to hold enough fiat currency or hedge enough of our bitcoin exposure to cover our projected near-term fiat currency needs, including liabilities and anticipated expenses and capital expenditures over the course of six to 18 months. Although we currently do not use any hedging products or synthetic financial instruments, we recognize the possibility that in the future such products or instruments may be useful tools in support of our broad commercial efforts. Managing short-term bitcoin exposure is a function of cash management as we accrue bitcoin from mining and accrue fiat liabilities in the course of doing business. In identifying our fiat currency needs, we assess market conditions and review our financial forecast on a daily basis. We safeguard and keep private our bitcoin by utilizing offline storage solutions, which require multi-factor authentication and third-party custody solutions. While we are confident in the security of our bitcoin, we continue to evaluate additional protective measures. In addition to our core bitcoin mining business, we are also exploring adjacent market opportunities to add revenue streams and technical innovations to enhance mining performance.

In addition to holding bitcoin available for liquidation on an as-needed basis to fund business activities, we intend to look to realize value through the direct appreciation of bitcoin held on our balance sheet and explore treasury management monetization opportunities. The primary use of our free cash flow is to fund and support the growth of the business. Holding bitcoin on the balance sheet is a core piece of this strategy and we intend to look to grow this balance over time. Once these have been retained on the balance sheet, the merits of various monetization strategies can be considered.

We utilize three platforms that interact with our bitcoin:

Coinbase Prime: This is an institutional-grade brokerage platform featuring in-house custody solutions that we rely upon and controls around account access controls, permissions, and whitelisted withdrawal addresses. All users interacting with balances have a two-factor authentication and all trading and transfer activities are sent to all administrative emails in order to flag any potentially bad behavior.

Foundry: Foundry is a pool account that holds our bitcoin for only approximately 24 hours as we accrue revenue before the bitcoin gets paid out to our Coinbase Prime brokerage account. A two-factor authentication is required for all accounts and there is a robust whitelisting process for any new withdrawal addresses to be added to the platform. Additionally, activity in Foundry initiates emails to the other accounts to flag any potential bad behavior or vulnerability.

Blockchain.com: We utilize Blockchain.com’s in-house custody product as an additional custody solution. As with Coinbase Prime, Blockchain.com includes access controls and a robust whitelisting around the withdrawal process.

As part of the Blockchain.com custody relationship we may benefit from the principal loan balance being netted down in the case of a loss in their custody product. We do not self-custody bitcoin and leverage our service providers and their product offerings to support our custody needs.

While we do not hold any bitcoin for third parties, our business, financial condition and results of operations could be adversely affected by industry-wide developments beyond our control, including the fallout from the Chapter 11 bankruptcy filings of cryptocurrency exchanges FTX Trading Ltd., et al. (including its affiliated hedge fund Alameda Research LLC), crypto hedge fund Three Arrows Capital and crypto lenders Celsius Network LLC, et al., Voyager Digital Ltd., et al., BlockFi Inc., et al., and Genesis Global Holdco, LLC, et al. In January 2023, Genesis filed for Chapter 11 bankruptcy. Genesis is owned by Digital Currency Group Inc., who also owns Foundry, one of our custodians. At this time, we believe that there are no material risks to our business arising from our indirect exposure to Genesis. Although (i) we have no direct exposure to any of the cryptocurrency market participants that recently filed for Chapter 11 bankruptcy; (ii) we have no assets, material or otherwise, that may not be recovered due to these bankruptcies; and (iii) we have no exposure to any other counterparties, customers, custodians or other crypto asset market participants known to have (x) experienced excessive redemptions or suspended redemptions or withdrawal of crypto assets, (y) the crypto assets of their customers unaccounted for, or (z) experienced material compliance failures, our business, financial condition and results of operations may not be immune to unfavorable investor sentiment resulting from these recent developments in the broader cryptocurrency industry.

Key Strengths

We believe that we have a number of strengths that will give us a competitive advantage in the bitcoin mining business, including:

Vertically integrated business model. The large bitcoin mining businesses have historically had two key business strategies: providing hosting through data center development and leasing and hosting customers through the acquisition of managed rack space. A third, more comprehensive business model leverages both strategies as a vertically integrated self-miner. Over time, we have seen more businesses pivot towards this model, because it can offer more profitable performance, a model that GRIID has leveraged since its inception. Taking a vertically integrated approach requires considerable management and operational expertise. It also requires the most access to capital of the three business models since the operator is responsible for both the development of the facility and acquisition of ASICs. We believe a vertically integrated bitcoin self-miner has several key operating model attributes that are positively differentiated relative to hosting models. The vertically integrated self-miner sources power, manages or performs site development, manages ASIC procurement and deployment, and is responsible for ongoing operations. In the case of GRIID, this has translated to many of the key mining deployment and operations activities migrating in-house, including:

•
Direct power contract negotiation;
•
Power management;
•
Container fabrication;
•
Low voltage electrical component fabrication;
•
Low voltage electrical installation;
•
Network design, installation, and management;
•
Comprehensive procurement at all levels of the supply chain;
•
Site design;
•
Construction management;
•
Software development;
•
Developer operations;
•
ASIC deployment;
•
ASIC repair and maintenance; and
•
Electrical infrastructure support.

Strategic power relationships with significant room for both near-term and long-term growth. As of the date of this Annual Report, we operate bitcoin mining sites in the Tennessee Valley Authority (“TVA”) service territory, representing approximately 55MWof available electrical capacity. Two of our Tennessee sites have announced for a combined 80MW of expansion as the first of many additional TVA sites being considered. As of the date of this Annual Report, we operate our New York bitcoin mining site with Eagle Creek Renewable Energy (“Eagle Creek”), representing approximately 13MW of available electrical capacity. We believe the power landscape of these two strategic partners provides us access to large-scale, cost-effective, environmentally responsible power, while also allowing us the opportunity to stabilize the performance of regional power grids.

Operational excellence achieved through vertical integration. We selected the vertically integrated self-mining business model (which is supported at times by unique collaborative partnerships in support of the broader approach) because it fully aligns incentives and offers one of the best volatility buffers against bitcoin prices. The vertical integration includes comprehensive site design, fabrication, deployment, and ongoing operations. Control over these activities allows us to innovate and then deploy best practices that differentiate performance. Controlling site design and fabrication allows us to best manage site budgets and development timelines. Self-mining allows us to optimize the ASIC blend to best monetize available power at all levels of scale. The business model and team of operators are keys to growth and sector leadership.

Access to low-cost, environmentally friendly power. We are dedicated to helping support environmentally friendly bitcoin mining. We firmly believe that this will be critical to the long-term adoption and success of bitcoin. We have prioritized a power pipeline that is predominantly made up of carbon-free generation sources. Carbon-free generation supplied by our strategic partners is priced at globally competitive rates. Carbon-free generation and renewables carry a lower fixed cost to operate and therefore there have been opportunities for us to structure mutually beneficial power agreements at scale.

Management’s track record, relevant expertise, and capabilities. We have assembled an experienced management team with an overarching vision to scale to be the largest bitcoin mining operator. This is only achievable with the right talent across all executive leadership roles, led by James D. Kelly III, our Founder & Chief Executive Officer, Gerard F. King II, our Chief Operating Officer, Allan J. Wallander, our Chief Financial Officer, Dwaine Alleyne, our Chief Technology Officer, Michael W. Hamilton, our Chief Research Officer, Harry E. Sudock, our Chief Strategy Officer, and Alexander Fraser, our General Counsel and Secretary. Our management team is positioned to deliver market leading mining at operational scale, and continuously improve the vertically integrated self-mining business model.

Our Strategy

Our strategy is to become a leading bitcoin mining operator in the United States. Our goal is to achieve this by rapidly developing our power pipeline and leveraging operational excellence. We will engage in these efforts along with potential strategic M&A, continued environmental stewardship and other strategic initiatives to achieve market leading scale and performance:

Scale potential to become a leading bitcoin mining company in the United States. Bitcoin miners who are rapidly growing and achieving large scale operations have competitive advantages. Critical activities in the bitcoin mining business include achieving economies of scale in the acquisition of electrical infrastructure, acquisition of ASICs, development of mining facilities and execution of power contracts. These advantages result in improved business performance, serving as an additional buffer against price volatility in bitcoin. We have invested in a diverse set of energy relationships and intend to scale by developing mining sites served by these partners. Our plan is to scale our electrical capacity with sites already named in MOUs and LOIs and may be supplemented by additional opportunities. We believe our growth will be realized by a predominantly carbon free energy blend delivered at globally competitive prices.

Develop our power pipeline. Power is one of the key inputs of all bitcoin mining operations. Through our existing energy relationships, we expect to rapidly grow mining capacity with existing providers at new locations. Additionally, the operating model we deploy has significant benefits for local energy grids, which we believe will make us an attractive customer in other regions.

Expand power pipeline and continue prioritizing carbon-free development. As bitcoin mining grows and GRIID expands its operations, we believe there will be opportunities to acquire favorable power arrangements. This will grow our pipeline and allow us to prioritize development based on a comprehensive business case assessment. As we assess opportunities, GRIID will continue to prioritize carbon-free energy sources.

Considering strategic acquisitions. We may strategically assess acquisition opportunities where such transactions can accelerate our strategic roadmap through horizontal or vertical integration, expanding capacity, or gaining intellectual property that strengthens our competitive advantage.

Continue prioritizing carbon-free generation. We believe that as bitcoin continues to develop as an emerging value storage asset and medium of exchange, it is increasingly important that this asset class remains compatible with environmental objectives. To this end, we have sourced, and intend to continue sourcing, an overwhelmingly carbon-free pipeline that will fuel our growth without compromising on power price.

The Merger

On December 29, 2023, GRIID Infrastructure Inc., formerly known as "Adit EdTech Acquisition Corp." ("Adit") consummated the previously announced merger contemplated by that certain Agreement and Plan of Merger, dated as of November 29, 2021 (the “Initial Merger Agreement”), as amended by the first amendment to the Initial Merger Agreement, dated December 23, 2021 (the “First Amendment”), the second amendment to the Initial Merger Agreement, dated October 17, 2022 (the “Second Amendment”), and the third amendment to the Initial Merger Agreement, dated February 8, 2023 (the “Third Amendment,” together with the Initial Merger Agreement as amended by the First Amendment, the Second Amendment and the Third Amendment, the “Merger Agreement”). Pursuant to the Merger Agreement, (i) ADEX Merger Sub, LLC, a Delaware limited liability company and a wholly owned subsidiary of Adit (“Merger Sub”), merged with and into Griid Holdco LLC, with Griid Holdco LLC as the surviving company in the merger and, after giving effect to such merger, continuing as a wholly owned subsidiary of the Company (the “Merger”) and (ii) the Company’s name was changed from Adit EdTech Acquisition Corp. to GRIID Infrastructure Inc. The Merger was accounted for as a reverse merger and recapitalization and Adit was considered the acquired company for financial statement reporting purposes.

Bitcoin Industry Overview

Bitcoin

Bitcoin is the oldest and most widely used cryptocurrency today. Cryptocurrencies are currencies that are not backed by a central bank or a national, supra-national or quasi-national organization and are not typically backed by hard assets or other credit. Cryptocurrencies are typically used as a medium of exchange—similar to fiat currencies like the U.S. Dollar—that is transacted through and recorded on a blockchain.

Bitcoin was invented in 2008 by an unknown person under the pseudonym Satoshi Nakamoto and launched in 2009 as a medium of exchange. As of the date of this Annual Report, bitcoin is the world’s most valuable cryptocurrency measured by market capitalization.

As described in the original white paper by Nakamoto, bitcoin is a decentralized, peer-to-peer version of electronic cash that allows online payments to be sent from one party to another without using a financial institution as an intermediary. Upon verification by computers (“miners”) serving the bitcoin network, authenticated transactions are permanently recorded on a public ledger (“chain”) for all to view. Without the need for a third party to determine which transactions are authentic, the bitcoin network allows any two willing market participants to transact, thereby minimizing transaction costs, reducing the minimum practical transaction size, and enabling non-reversible payments for non-reversible services.

Sending Bitcoin

When bitcoins are sent, the transactions are broadcasted to all nodes in the bitcoin network. Each node bundles a collection of transactions into an encrypted block and applies computation power to decipher the code (“hash”) to the encrypted block, which requires verification that all transactions within the block are valid. Once the node cracks the code, that code is sent to all other miners who can easily verify that the hash is indeed correct. When enough nodes agree that the hash is correct, the block is added to the existing chain and miners move on to work on the next block by utilizing the hash of the accepted block as the previous hash.

The verification is necessary because, unlike physical cash that can only be held by one party at a time, cryptocurrency is a digital file that could be fraudulently copied and sent to multiple recipients if there are no safeguards in place. To address this double-spending problem, the public ledger in the bitcoin network keeps track of user balances and a complete history of every transaction executed among bitcoin network participants, all the while keeping participants anonymous.

Bitcoin Parameters

When bitcoin was created, the inventor limited its supply to 21 million coins. One bitcoin is equal to 100 million satoshi, which is the smallest unit of bitcoin. This supply limitation ensures that bitcoin remains scarce, and the divisibility enables small-sized transactions even in a rising bitcoin price environment.

Bitcoin Distribution

As of the date of this Annual Report, there are approximately 19 million bitcoins in circulation. To distribute bitcoins into circulation and incentivize miners for expending time and computation power to find solutions to encrypted blocks, the bitcoin network rewards the miner who finds the right hash with bitcoins.

The number of bitcoin rewards is reduced by 50% for every 210,000 blocks mined, and given that a block is added to the ledger approximately every 10 minutes (time for the bitcoin network to mine a new block), the “halving event” takes place roughly once every four years until all 21 million bitcoins have been “unearthed”. Currently, each block mined rewards 6.25 bitcoins and the next halving is expected to occur in April 2024, at which point each block mined would only reward 3.125 bitcoins.

Transaction Fees

When a user sends bitcoin to a recipient, the transaction is first broadcasted to a memory pool before being included in a block. Because each block can only contain up to one megabyte of transaction information, it is in this memory pool that miners can pick and choose which transactions to bundle into the next block and verify. During periods of heavy network usage, there can oftentimes be more transactions awaiting confirmation than there is space in a block. Consequently, not all attempted transactions will be verified immediately and some transactions can take up to a day or longer to verify.

In situations where there are more transactions in the memory pool than there is space on the next block, users compete for miners’ computation power by adding fees (“tips”) onto their transactions in the hope that miners will prioritize their transactions. Due to the one megabyte limitation, miners tend to favor smaller transactions that are easier to validate. Larger “tips” are required to incentivize miners to mine larger transactions. When the network congestion eases, the miners then turn their focus upon the remaining transactions.

Wallet

Bitcoins are held in bitcoin wallets, which is a software program for storing bitcoins. Each wallet is assigned a unique address. When users transact directly, using wallets, or indirectly, through exchanges, bitcoins are moved from one wallet address to another after the transaction has been verified by miners.

Bitcoin Mining and Mining Pools

Bitcoin mining is the process of using specialized and high-powered miners to solve advanced cryptographic math computations, verifying the authenticity of bitcoin transactions for the blockchain transaction public ledger. These solved math problems or authenticated transactions are then combined into blocks, with these blocks having specific requirements in terms of size and proof-of-work, and later published to the blockchain. A miner that verifies and solves a new block is awarded a portion of newly generated digital coins, which can then be sold on the market to generate transaction fees and profits for the mining company or retained by the miner for future use.

The bitcoin network goes through “halving events” during which the number of bitcoins that miners are awarded for processing a block are reduced by 50%. On the bitcoin network, these events occur every 210,000 blocks (roughly every four years). There have been three halving events to date on the bitcoin network. The initial award on the bitcoin network was 50 bitcoins per block. The current award is 6.25 bitcoins per block. The most recent halving event occurred on May 11, 2020 and the next halving event is expected to occur in April 2024. The halving mechanism results in an ever-decreasing issuance rate of bitcoin.

Due to the decreasing probability of being awarded bitcoins for solving blocks, miners have recently explored methods to increase their cumulative computing power and probability of being awarded bitcoins by pooling their processing resources into a “mining pool.” A mining pool combines miners’ computational power to solve blocks and eventually shares the awarded bitcoins to the pool participants in an amount proportional to the amount of hashing power contributed by each participant to the overall chance of earning the reward. The mining pool operator and the pool software arrange the pool in terms of miners’ hashing capacity, work conducted and rewards earned.

Miners

Bitcoin is mined on specialized computers that utilize an algorithm to guarantee the integrity of blocks in the blockchain using a specific hash function to solve the algorithm. The hash function can be efficiently computed on a special mining device called ASIC using the SHA-256 cryptography algorithm, which is the block hashing algorithm used by the bitcoin network to hash new blocks on the blockchain. SHA stands for Secret Hash Algorithm, and it converts any input into a 32-byte output, creating output data hashes that always have 256 digits. The main suppliers of bitcoin mining equipment are Bitmain and MicroBT, each of which controls a significant amount of the miner market.

Miners are rewarded in bitcoin and transaction fees in proportion to their processing contribution to the network. Miners are relatively energy intensive and produce a high amount of heat. To operate miners efficiently at a low cost, mining companies endeavor to procure low-cost energy sources and implement efficient cooling methods.

Hashing

To mine bitcoin, computers solve difficult mathematical problems to verify transactions in support of the blockchain. As an incentive to expend time, power and other resources to mine bitcoin, miners are rewarded in bitcoin and transaction fees. Each computation is a hash, and the speed at which these problems can be solved at is measured in hash rate. Initially, miners used general purpose chips such as central processing units and graphics processing units (“GPUs”) to complete calculations.

In more recent years, however, ASICs have replaced GPUs in order to improve speeds. As miners across the world compete to solve these computations at the fastest hash rate, miners are rewarded in proportion to their processing contribution to the overall network. Due to this dynamic, low-cost energy sources and the most powerful ASICs are in high demand and can be difficult to obtain, requiring miners to become more sophisticated and better capitalized to compete in the future.

Energy Price

As computers continuously compute and verify each block of transactions, they require a reliable and large amount of electricity. Given how electricity costs account for a significant proportion of a miner’s operating expenses, having the lowest possible electricity price may provide a company with a significant advantage over its peers.

Cooling

Bitcoin is mined by chips housed in data centers. Due to the amount of energy that computers expend in order to generate complex computations, advanced cooling systems are needed to prevent the computers from overheating. Some miners achieve this by placing their hardware in cold climate locations or underground. Others resort to traditional fan cooling systems. Yet another solution is to submerse computers in non-conductive, cooling liquid.

Our Products and Services

We are primarily engaged in the business of bitcoin mining. We also conduct related or adjacent activities including, but not limited to, construction management, infrastructure fabrication, land and power acquisition, software development, computer repair and maintenance, and logistics management. These activities are performed for the internal benefit of our mining operations, and generally not on behalf of third parties or sold into the market, except that we may in the future conduct these activities in connection with strategic relationships.

With the limited exceptions of the services performed under the HDP Agreement and the Mining Services Agreement as described elsewhere in this Annual Report, we do not have customers in the traditional sense, but rather generate revenue in the form of bitcoin formulaically based on our pro rata share of the total network’s computation. Given this unusual lack of customers, we have had the opportunity to deploy a vertically integrated self-mining business model. Our efforts are concentrated on identifying additional power opportunities, achieving growth within existing opportunities, investing in strategic supply relationships, and improving deployment methods, operating models, technology, and adjacent market opportunities.

We believe that our lack of customers is a business model advantage. Rather than investing in sales, marketing, customer relationship management and associated time and costs, we can innovate and improve the operating model and potentially create a leaner business structure.

Mining Equipment

GRIID has relationships with two large ASIC hardware market leaders, Bitmain and MicroBT, and has deployed thousands of their respective products. GRIID has sourced these units directly from the manufactures, from other miners, and through third party relationships. GRIID has also purchased ASICs manufactured by Intel, which it has packaged into several production quality sample miners, validating performance and efficiency, and anticipates integrating into its operations.

GRIID runs a blend of predominantly MicroBT and Bitmain manufactured ASICs alongside a minority of units from alternative producers.

Mining Facilities

Our corporate headquarters is located at 2577 Duck Creek Road, Cincinnati, Ohio 45212. We operate four industrial scale facilities across two states totaling 68 megawatts (MW) of aggregate contracted power availability (48MW of which are at dedicated self-mining sites and 20MW of which are subject to the Mining Services Agreement). Three facilities are in Tennessee and the fourth facility is in New York. These locations consume a blended power mix that is approximately 67% carbon-free at a globally competitive blended cost. The price and carbon-free percentage of this energy mix position us as a market leader and offers access to significant expansion through our existing relationships.

The facilities in Tennessee are served by three of the 156 utilities that deliver the power generated by the TVA. These facilities leverage our deep relationships with power providers and our expertise in regulated power markets to deliver strong performance. The scale of TVA’s operations and GRIID’s relationships in the region have enabled significant growth opportunities and several of these are already in various stages of negotiation, contracting or development.

In addition to the TVA, we have a strategic relationship with Eagle Creek. The New York facility is co-located with one of Eagle Creek’s hydroelectric dams and we believe will serve as the model for significant expansion of the relationship across Eagle Creek’s portfolio of more than 80 dams.

We believe that our facilities are suitable to meet our current and anticipated near term needs. We continually explore the acquisition and development of additional facilities to support our anticipated future growth.

Material Agreements

We have entered into several key agreements that we expect will be material to our operations:

The GEM Agreement

In order to better manage working capital and liquidity needs post-merger, on September 9, 2022, Adit, Griid Holdco LLC, GEM Global Yield LLC (“GEM Global”), and GEM Yield Bahamas Limited (“GYBL”) entered into a Share Purchase Agreement (the “GEM Agreement”), which we expect to allow us to fund general corporate purposes and working capital needs. Pursuant to the GEM Agreement, we may issue and sell to GEM Global, and GEM Global may purchase from us, until December 29, 2026, up to the number of shares of our common stock having an aggregate value of $200,000,000 (the “Aggregate Limit”), pursuant to draw down notices (each, a “Draw Down Notice” and each transaction under a Draw Down Notice, a “Draw Down”), which we may deliver to GEM Global in our sole discretion. Upon the valid exercise of a Draw Down, pursuant to delivery of a notice and in accordance with other conditions, GEM Global will be required to pay, in cash, a per-share amount equal to 92% of the average closing bid price of the shares of our common stock as reported on the principal market on which shares of our common stock are traded during the 30 consecutive trading days commencing on the first trading day that is designated on the Draw Down notice. In no event may the Draw Down amount (other than the Committed Draw Down Amount (as defined in the GEM Agreement) specified in a Draw Down Notice exceed 400% of the average daily trading volume of our common stock for the 30 trading days immediately preceding the date of such Draw Down notice. To date, we have drawn down $5,250,466 under the GEM Agreement and issued a total of 3,702,703 shares of our common stock to GEM Global. There can be no guarantee that the Company will have access to the full amount available to the Company under the GEM Agreement, or that if we do have access, we will elect to draw down the full amount available to the Company under the GEM Agreement.

We also agreed to pay GEM Global a commitment fee equal to two percent (2%) of the Aggregate Limit (the “Commitment Fee”). The Commitment Fee due upon each Draw Down may be paid in cash from the proceeds of such Draw Down or in freely tradeable shares of our common stock valued at the closing price of the shares of our common stock at the time of such Draw Down, at the option of the Company. The amount of the Commitment Fee due in each such installment shall be the product obtained by multiplying (i) the total amount of the Commitment Fee by (ii) the quotient derived by dividing (y) the value of shares of our common stock purchased pursuant to the applicable Draw Down by (z) the Aggregate Limit. To the extent that any amount of the Commitment Fee remains unpaid to GEM Global following the date that is the one-year anniversary of the day the shares of our common stock were publicly traded, the remaining amount shall become immediately due.

On the closing date of the Merger, we also issued to GYBL a warrant (the “GEM Warrant”) to purchase our shares of common stock equal to 2% of the total number of shares of our common stock outstanding immediately after the completion of the Merger on December 29, 2023 (the “Public Listing Date”), calculated on a fully diluted basis, which amount equaled 1,733,726 shares. The GEM

Warrant is exercisable at an exercise price per share equal to 90% of the closing bid price our shares of common stock on the Public Listing Date, or $4.84, and expires on the third anniversary of the Public Listing Date, or December 29, 2026. On the first anniversary following the Public Listing Date (the “Adjustment Date”), if all or any portion of the GEM Warrant remains unexercised and the average closing bid price of our common stock for the 10 trading days following the Adjustment Date (the “Current Trading Price”) is less than 90% of the then-current exercise price of the GEM Warrant, then the exercise price of the GEM Warrant will adjust to 115% of the Current Trading Price (the “Warrant Price”). If the closing bid price of our common stock is greater than the Warrant Price, then in lieu of exercising the GEM Warrant by payment of cash, GYBL may exercise the GEM Warrant by a cashless exercise and will receive the number of shares of our common stock equal to an amount determined by multiplying the Warrant Price by the number of shares of our common stock purchasable upon exercise of all of the GEM Warrant or, if only a portion of the GEM Warrant is being exercised, the portion of the GEM Warrant being exercised, divided by the closing bid price of our common stock. The GEM Warrant is exercisable for a number of common shares that is equal to 2% of the total equity interest outstanding immediately after the completion of the public listing. Since the public listing date was not until January 2024 and due to the unknown nature of what the GEM Warrant outstanding would have been in 2022, the GEM Warrant was not included in the computation of diluted EPS in 2022.

The EarlyBird Note

On December 6, 2022, Adit and EarlyBird Capital, Inc. (“EarlyBird”), the underwriters of Adit’s initial public offering, entered into an amendment to the underwriting agreement dated as of January 11, 2021 (as so amended, the "Underwriting Agreement Amendment"), relating to our initial public offering. Pursuant to the Underwriting Agreement, the amount of the deferred underwriting commission payable to EarlyBird was reduced to $6,762,000 (together with reimbursement of EarlyBird’s legal expenses in an amount not to exceed $150,000 (the “Expense Reimbursement”)), which was paid at the Closing as follows: (i) $2,225,361 in cash and (ii) the issuance of a convertible promissory note (the “EarlyBird Note”) in the principal amount of $4,686,639 that is convertible into shares of our common stock pursuant to the terms of the EarlyBird Note (the “EarlyBird Shares”).

The EarlyBird Note bears interest at a rate of 8% per annum and is expected to mature upon the one-year anniversary of the closing of the Merger (the “Maturity Date”). The EarlyBird Note provides that the full amount of the such note may be converted at EarlyBird’s election on the Maturity Date or any date on which the we elect to voluntarily prepay any or all of the outstanding principal and accrued interest into shares of our common stock, at a per share conversion price equal to 90% of the trailing five trading day volume weighted average price of a share of our common stock. The EarlyBird Note also contains a provision precluding conversion to the extent such conversion would result in an issuance exceeding the maximum number of shares of our common stock permitted to be issued without a vote of our stockholders.

The EarlyBird Note provides for mandatory prepayments from time to time in amounts equal to 15% of the gross proceeds received by us from any equity lines, forward purchase agreements or other equity financings consummated by us prior to the Maturity Date. The note also provides for penalty-free prepayments in whole or in part, at our election.

The EarlyBird Note provides that the Maturity Date may be accelerated upon the occurrence of certain customary Events of Default (as defined therein). Upon the occurrence an Event of Default, the Note would bear interest at a rate of 15% per annum from, and including, the Maturity Date (or such earlier date if the obligation to repay the EarlyBird Note is accelerated) to, but excluding, the date of repayment.

Union Data Power Supply Agreement

On October 1, 2019, GRIID, through its wholly owned subsidiary, Union Data LLC, entered into a power supply agreement with Knoxville Utility Board (“KUB”) for KUB to provide power to GRIID’s bitcoin mining facility located in Maynardville, TN. The power supply agreement, as amended, and an MOU between GRIID and KUB, provide GRIID’s Maynardville facility with access of up to approximately 10MW of power. The term of the power supply agreement is for five years effective from January 1, 2020 and thereafter the power supply agreement will renew automatically for one-year periods unless terminated by either party in accordance with the terms of the power supply agreement by providing at least 60 days’ notice prior to the end of the initial term or any renewal period.

Red Dog Power Supply Agreement

On September 28, 2020, GRIID, through its wholly-owned subsidiary, Red Dog Technologies LLC (“Red Dog”), entered into a site location and development agreement with Johnson City Energy Authority (d/b/a BrightRidge) (“BrightRidge”) pursuant to which the parties agreed to develop a three acre parcel of land for a high-density data center (referred to as the Barnes substation site) adjacent to BrightRidge’s Allen Phipps substation. In connection with the site location and development agreement, the parties entered in a ground lease agreement and a contract for lighting and power service.

Pursuant to the ground lease agreement, BrightRidge leased to Red Dog a three-acre parcel of real property for the data center. The term of the ground lease agreement began on September 28, 2020 and ends on March 28, 2026. The lease is automatically renewed for up to five additional terms of one year provided that Red Dog is not in default. Events of default include Red Dog’s insolvency or failure to cure a breach of the agreement after 30 days’ notice and a request to remediate the breach. The rent is $600.00 per acre per year. After the initial term, the rent may not increase by more than 5% of the rent from the prior term. Pursuant to the ground lease agreement, Red Dog has the option to purchase a parcel of real property of approximately 7.67 acres, which includes the real property that is subject to the ground lease agreement, after two years.

Pursuant to the contract for lighting and service, BrightRidge serves power to GRIID’s bitcoin mining facility located in Johnson City, TN. The contract for lighting and service began on or around December 1, 2020. The contract for lighting and service provides GRIID’s Johnson City facility with access of up to approximately 25MW of power. The initial contract term is 5.5 years and will automatically renew annually unless either party terminates the renewal with at least three months’ notice.

Data Black River Development and Operation Agreement

On August 31, 2021, GRIID, through its wholly owned subsidiary, Data Black River LLC (“Data Black River”), entered into a development and operation agreement (the “HDP Agreement”) with Helix Digital Partners, LLC (“HDP”), an affiliate of Eagle Creek Renewable Energy (“Eagle Creek”). Pursuant to the development and operation agreement, Data Black River provides services for the development and operation of a bitcoin mining facility located within the premises of HDP in Watertown, NY. HDP supplies up to 13MW of power through a subcontractor to the bitcoin mining facility located within the HDP premises. Data Black River receives a monthly fee for the performance of its services as well as a percentage of the bitcoin mined during each month. HDP receives a monthly fee for each MW of power supplied to the premises for bitcoin mining as well as a percentage of the bitcoin mined each month. The HDP Agreement has an initial term of three years and thereafter automatically renews for successive one-year periods unless either party gives notice at least 60 days prior to the end of the initial term or any renewal term. The HDP Agreement also allows either party to terminate the HDP Agreement upon notice to the other party if mining revenues drop below a certain amount over a consecutive 90-day period or if mining revenues are insufficient to cover management fees and electricity fees owed to HDP and Data Black River for three consecutive months. We have generated only nominal revenues at this facility since July 2022, pending resolution of certain issues between HDP and a New York State counterparty to them affecting the generation of power for the site by HDP, and so either party may terminate the HDP Agreement. HDP and GRIID are working together to resolve these regulatory issues in order to allow GRIID to resume its mining operations at this site.

Amended and Restated Mining Services Agreement

On October 9, 2022, GRIID entered into an Amended and Restated Mining Services Agreement (as so amended, the “Mining Services Agreement”) with Blockchain Capital Solutions (US), Inc. (“BCS”), an affiliate of GRIID’s lender under its credit agreement. During the term of the Mining Services Agreement, GRIID will receive, install, operate, manage and maintain servers and power supplies provided by BCS (“Customer Mining Equipment”) to perform mining services (the “Mining Services”) at a GRIID facility located in Lenoir City, Tennessee (the “Premises”). All operation of the Customer Mining Equipment by GRIID will be on BCS’s behalf. Beginning March 2022 and at monthly intervals thereafter for the following six months, BCS will provide GRIID with Customer Mining Equipment for installation at the Premises. GRIID is to make all necessary improvements and developments to the Premises to accommodate the Customer Mining Equipment to enable it to operate in accordance with the requirements of the Mining Services Agreement, and to complete installation and commence full operation of such Customer Mining Equipment. If GRIID fails to complete the infrastructure development and equipment installation by the planned operational date, as defined in the agreement, or fails to commence full operation of Customer Mining Equipment at an alternative temporary facility, GRIID will pay to Blockchain a late development fee which is intended to compensate BCS for the generated digital assets that would have been paid to BCS if GRIID had completed the infrastructure development and equipment installation by the planned operational date. Throughout the term of the Mining Services Agreement, GRIID will be responsible for the management and maintenance of the Customer Mining Equipment. Following the end of each twenty-four-hour period during the term of the Mining Services Agreement, GRIID will deposit 95% of the generated cryptocurrency from the Mining Services into BCS’s digital wallet and 5% of the generated cryptocurrency (representing GRIID’s fees for performance of the Mining Services) into GRIID’s digital wallet. Under the Mining Services Agreement, GRIID is to invoice BCS on a monthly basis for the electricity charges associated with the Mining Services related to the Customer Mining Equipment, without premium or markup. GRIID is to also invoice BCS on a monthly basis for BCS’s operating expense charges as defined in the Mining Services Agreement. The Mining Services Agreement is scheduled to expire on February 28, 2027.

The Mining Services Agreement may be terminated by either party upon written notice to the other party if such other party breaches any material term or condition of this Agreement and fails to remedy the breach within sixty (60) days (or ten (10) business days in the case of a failure to make payment) after being given written notice thereof (a “Material Default”). A termination of the Mining Services Agreement by BCS for a Material Default by GRIID shall constitute a default under the credit agreement.

In addition, BCS may terminate the Mining Services Agreement for any reason or no reason upon not less than ninety (90) days prior written notice.

GRIID records its revenue under the Mining Services Agreement on a gross basis, as GRIID represents the principal in relation to the contract as it controls the promised service before transferring that service to BCS. GRIID has determined that no embedded lease exists in the Mining Services Agreement.

Ava Data Power Supply Agreement

On March 1, 2022, GRIID, through its wholly owned subsidiary, Ava Data LLC (“Ava Data”), entered into a power contract with the Lenoir City Utility Board (“LCUB”) to furnish power to GRIID’s site located in Lenoir City, Tennessee. On May 1, 2022, GRIID, through its wholly owned subsidiary, Ava Data LLC (“Ava Data”), entered into a second power contract to furnish power to the same location. These contracts each make approximately 11MW of capacity available and shall last for terms of five years with automatic one-year renewals unless either party notices the other at least 90 days prior to the current term.

Environmental Initiatives

GRIID is actively engaged in actions it considers to be good environmental stewardship of bitcoin by prioritizing carbon-free energy sources within our power pipeline. We believe the opportunity to mine bitcoin with these types of energy sources not only decreases environmental impact, but is also in the best interests of the long-term prospects of the business and the industry. Carbon-free generation sources carry a lower fixed cost to operate and therefore pass a lower power cost to the mining customer. Lower power costs translate to larger margins and greater protection against bitcoin volatility. We also enter into flexible power agreements pursuant to which the power we consume is curtailable by the local grids during times of stress or congestion. Finally, the direct power agreements we enter with hydroelectric providers serve as potential revenue enhancement opportunities, allowing for the flourishing of carbon-free power within broader power markets.

The decision to locate in the TVA service territory was driven both by the low cost of power and the majority carbon free energy blend that the TVA system utilizes. TVA generates approximately 59% of its power from carbon-free sources (hydro-electric, solar, wind, nuclear, biomass, and geothermal) and our calculation that our existing facilities utilize approximately 67% carbon free power is based on this percentage and the realized consumption during the disclosed period and includes our Data Black River facility.

TVA is a utility leader in decarbonizing its grid, and customers like us assist in supporting that mission. The Union Data power supply agreement and the Red Dog power supply agreement both benefit from the TVA power blend and therefore serve to further our carbon-free priority. The Watertown, New York site generates 100% of its power from carbon-free sources. The HDP Agreement governs the Watertown, New York site, which is co-located with a hydro-electric dam and is directly fed from 100% carbon-free power.

Our 90% carbon-free objective is an extension of the current methodology. We have prioritized a pipeline that includes several other TVA locations and significant growth at 100% carbon-free sources such as additional hydro-electric sources in conjunction with Eagle Creek, nuclear plants, and wind opportunities combined with grid mix. The sites required to achieve this goal are in various stages of maturity.

The basis for our market leadership position is that we have achieved a leading power cost without relying on majority fossil fuels or other less socially responsible means of power generation. The power prices we reference are sourced from public filings, management presentations from companies, and quality industry research and consist of the following: including Riot Blockchain, Inc. (“Riot Blockchain”) at a price of $0.017 per kWH; Hut 8 Mining Corp. (“Hut 8”) at a price of $0.064 per kWH; Marathon Digital Holdings, Inc. (“Marathon Digital”) at a price of $0.065 per kWH; Bitfarms Technologies Ltd (“Bitfarms”) at a price of $0.042 kWH; Hive Blockchain Technologies Ltd (“Hive Blockchain”) at a price of $0.034 kWH; CleanSpark, Inc. (“CleanSpark”) at a price of $0.051 per kWH; Greenidge Generation Holdings Inc. (“Greenidge”) at a price of $0.067 per kWH; and Cipher Mining Inc. (“Cipher”) at a price of $0.027 per kWH. Our scaled blended power cost is lower than the average of these other industry participants and also achieves a competitive carbon free profile without the use of renewable energy credits or carbon offsets.

Competition

The competitive landscape in the bitcoin mining industry is complex and constantly evolving. There are participants of many different sizes with different capital structures, power relationships, supply agreements, and operational capabilities. As interest in bitcoin has grown along with the asset price, capital has similarly been shifting towards the mining sector. A number of public and private companies have made bitcoin mining their core business and purpose-built miners have shifted their strategies towards enterprise scale.

Across these market participants, the already limited disclosures regarding performance of operations, intended growth, and hardware pre-orders vary. The opaque nature of the industry makes it challenging to predict key metrics like total network hash reliably.

The industry is also still largely serviced by two leading ASIC manufacturers, MicroBT and Bitmain, thus introducing unusual supply dynamics when sourcing the ASICs that power the operations.

Several public companies (traded in the U.S. and internationally) and private companies may be considered to compete with us, including the following companies which we have identified as our competitors:

•
Argo Blockchain PLC;
•
Bit Digital, Inc.;
•
Bitdeer Technologies Group;
•
Bitfarms Technologies;
•
Cipher Mining;
•
CleanSpark, Inc.
•
Core Scientific;
•
DMG Blockchain Solutions Inc.;
•
Genesis Mining;
•
Greenidge Generation Holdings Inc.;
•
Hut 8;
•
Iris Energy Limited;
•
Marathon Digital;
•
Riot Blockchain;
•
Stronghold Digital Mining; and
•
TeraWulf, Inc.

The availability and reliability of published sources of information relating to cryptocurrency and bitcoin cannot be assured. However, we believe that through our current scaled operations and continued development of new sites, we are well positioned among these competitors.

Proof-of-stake networks also serve as competition to the bitcoin blockchain. As proof-of-stake algorithms create new blocks in a blockchain without resource intensive calculations to validate transactions, companies with significant advantages in terms of scale or low-cost power may be less competitive on a proof-of-stake network.

Intellectual Property Rights

Our ability to conduct our business relies in part on our proprietary methods and designs, which we protect as trade secrets. We rely upon trade secret laws, physical and technological security measures and contractual commitments to protect our trade secrets, including entering into non-disclosure agreements with employees, consultants and third parties with access to our trade secrets. However, such measures may not provide adequate protection and the value of our trade secrets could be lost through misappropriation or breach of our confidentiality agreements. Furthermore, third parties may claim that we are infringing upon their intellectual property rights, which may prevent or inhibit our operations and cause us to suffer significant litigation expense even if these claims have no merit.

Government Regulation

The laws and regulations applicable to digital assets are evolving and subject to interpretation and change. For example, the Cyber-Digital Task Force of the U.S. Department of Justice published a report entitled “Cryptocurrency: An Enforcement Framework” in October 2020 that detailed the Department of Justice’s view with respect to digital assets and the tools at the

Department of Justice’s disposal to deal with threats posed by digital assets. In March 2021, the then-nominee for Chair of the SEC expressed the need for investor protection along with promotion of innovation in the digital asset space. In February 2021, representatives of the government of Inner Mongolia, China announced plans to ban digital asset mining within the province due to the energy and rare Earth mineral demands of the industry.

Governments around the world have reacted differently to digital assets; certain governments have deemed them illegal, and others have allowed their use and trade without restriction, while in some jurisdictions, such as in the U.S., digital assets are subject to extensive, and in some cases overlapping, unclear and evolving regulatory requirements. As digital assets have grown in both popularity and market size, the U.S. Congress and a number of U.S. federal and state agencies, including FinCEN, the CFTC, the SEC, FINRA, the CFPB, the Department of Justice, the Department of Homeland Security, the Federal Bureau of Investigation, the IRS and state financial regulators, have been examining the operations of digital assets networks, digital assets users and digital assets exchange markets. Ongoing and future regulatory actions may alter, perhaps to a materially adverse extent, the nature of digital assets markets and our digital assets operations. Additionally, U.S. state and federal and foreign regulators and legislatures have taken responsive action against digital assets businesses or enacted restrictive regimes in response to hacks, consumer harm, or criminal activity stemming from digital assets activity. There is also increasing attention being paid by U.S. federal and state energy regulatory authorities as the total electricity consumption of cryptocurrency-mining grows and potentially alters the supply and dispatch functionality of the wholesale grid and retail distribution systems. Many state legislative bodies are also actively reviewing the impact of cryptocurrency-mining in their respective states. For example, in November 2022, New York passed a law banning certain bitcoin mining operations that run on carbon-based power sources. For the next two years, unless a company engaged in proof-of-work mining, such as ours, which requires sophisticated gear and large amounts of electricity, uses 100% renewable energy, it will not be allowed to expand or renew permits, and new entrants will not be allowed to come online.

Due to the relatively short history of bitcoin and digital assets, and their emergence as a new asset class, government regulation of blockchain and digital assets is constantly evolving, with increased interest expressed by U.S. and international regulators.

Government regulation of blockchain and digital assets is under active consideration by the United States federal government via its agencies and regulatory bodies, as well as by similar entities in other countries and transnational organizations. State and local regulations also may impact our activities and other activities in which we may participate in the future. Other governmental or semi- governmental regulatory bodies have shown an interest in regulating or investigating companies engaged in blockchain or digital asset businesses. For instance, the SEC has taken an active role in regulating the use of public offerings of proprietary coins (so-called “initial coin offerings”) and has made statements and official promulgations as to the status of certain digital assets as “securities” subject to regulation by the SEC.

The effect of any regulatory change, either by the federal, state, local or foreign governments or any self-regulatory agencies on us is impossible to predict, but such change could be substantial and may have a material adverse effect on our business, financial condition and results of operations. While we are unaware of significant adverse governmental or regulatory action adverse to bitcoin mining in the United States, there is no guarantee that future regulation or adverse action will not take place and interpretation of existing regulations in a manner adverse to our business is possible.

In addition, various foreign jurisdictions either have adopted, or may adopt, laws, regulations or directives that affect digital assets, digital asset networks, and their users and participants. Such laws, regulations or directives may conflict with those of the United States, may negatively impact the acceptance of digital assets by users, merchants, and service providers outside of the United States, and may therefore impede the growth of digital assets. Several Eastern European and Asian countries have a more restrictive posture toward digital assets and, thereby, have reduced the rate of expansion of digital asset use, as well as mining, in each of those countries. Presently, we do not believe any U.S. federal or state regulatory body has taken any action or position adverse to bitcoin, with respect to its production, sale, and use as a medium of exchange; however, future changes to existing regulations or entirely new regulations may affect our business in ways it is not presently possible for us to predict with any reasonable degree of reliability. As the regulatory and legal environment evolves, we may become subject to new laws and further regulation by the SEC and other agencies, which may affect our mining and other activities.

We are unable to predict the effect that any future regulatory change, or any overlapping or unclear regulations, may have on us, but such change, overlap or lack of clarity could be substantial and make it difficult for us to operate our business or materially impact the market for digital assets that we mine or may mine in the future. FinCEN has issued guidance stating its position that it does not differentiate between fiat currency (which FinCEN calls “real currency”) and digital assets that are convertible into fiat currency or other forms of convertible virtual currencies (which FinCEN calls “virtual currency”) for purposes of determining whether a person or entity is engaging in “money transmission services”. Persons and entities engaging in virtual currency activities that amount to “money transmission services,” or otherwise cause them to be deemed a “money services business” under FinCEN’s regulations, must register with FinCEN as a money services business, implement an “effective” anti-money laundering program and comply with FinCEN’s reporting and recordkeeping requirements.

In May 2019, FinCEN issued guidance relating to how the Bank Secrecy Act (“BSA”) and its implementing regulations relating to money services businesses apply to certain businesses that transact in convertible virtual currencies. Although the guidance generally indicates that certain mining and mining pool operations will not be treated as money transmission services, the guidance also addresses when certain activities, including certain services offered in connection with operating mining pools such as hosting convertible virtual currency wallets on behalf of pool members or purchasers of computer mining power, may be subject to regulation. Although we believe that our mining activities do not presently trigger FinCEN registration requirements under the BSA, if our activities cause us to be deemed a “money transmitter,” “money services business” or equivalent designation, under federal law, we may be required to register at the federal level and comply with laws that may include the implementation of anti-money laundering programs, reporting and recordkeeping regimes and other operational requirements. In such an event, to the extent we decide to proceed with some or all of our operations, the required registration and regulatory compliance steps may result in extraordinary, non-recurring expenses to us, as well as on-going recurring compliance costs, possibly affecting an investment in the shares, operating results or financial condition in a material and adverse manner. Failure to comply with these requirements may expose us to fines, penalties and/or interruptions in our operations that could have a material adverse effect on our financial position, results of operations and cash flows.

According to the CFTC, bitcoin falls within the definition of a “commodity” under the CEA. Under the CEA the CFTC has broad enforcement authority to police market manipulation and fraud in spot digital assets markets in which we may transact. Beyond instances of fraud or manipulation, the CFTC generally does not oversee cash or spot market exchanges or transactions involving digital assets that do not utilize margin, leverage, or financing. The NFA is the self-regulatory agency for the U.S. futures industry, and as such has jurisdiction over bitcoin futures contracts and certain other digital assets derivatives. However, the NFA does not have regulatory oversight authority for the cash or spot market for digital assets trading or transactions. In addition, CFTC regulations and CFTC oversight and enforcement authority apply with respect to futures, swaps, other derivative products, and certain leveraged commodity transactions involving digital assets, including the markets on which these products trade.

Seasonality

Our business is not generally subject to seasonality. However, coin generation from our mining operations may vary depending on our total hash rate at a given point in time relative to the total hash rate of the bitcoin network.

Human Capital

Our employees are a critical component of our success. As of December 31, 2023, we employed approximately 43 full-time employees, out of 45 total employees. We have seven locations with an employee presence and have a remote employee presence in 11 states. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We believe our relationship with our employees is exemplary.

During the time between signing the definitive merger agreement with ADEX and consummation of the transaction, we have implemented a series of workforce reductions. These reductions in force were effected as cost savings measures undertaken in light of market conditions and liquidity needs.

We strive to create and maintain a special culture at GRIID that focuses on our values of excellence, passion, integrity, respect, innovation, and positive attitude. Our strong emphasis on culture is intended to empower our employees to make decisions and develop themselves personally and professionally. One of our priorities is to maintain and enhance our culture as we grow and integrate new team members.

Attracting, developing, and retaining top talent is a priority at GRIID and we have a dedicated human resources team that focuses on these initiatives. To ensure we stay competitive in the talent market, we strive to make it clear to our employees that we value and appreciate them, and reward high performance. We foster a culture of rewards and recognition and incentivize our employees with opportunities for growth within the company.

GRIID’s leadership empowers each team member to make a difference and stretch to their fullest potential. Our dedication to frequent, transparent communication is shown with company-wide meetings where our leaders share Company vision and encourage employees to ask questions. We continue to develop formal career-pathing, allowing us to create a roadmap for an individual’s career progression within the organization. Our compensation strategy gives us competitive advantages by offering competitive salaries, bonus potential and employee ownership opportunities for a meaningful portion of our employees through equity incentive grants.

We recognize the importance of giving back to the communities in which we live. Participating in community outreach initiatives and volunteer opportunities is extremely important to our employees and has become an integral part of our corporate culture. Throughout the year, we provide multiple ways for team members to volunteer and positively impact the surrounding communities.

We value diverse backgrounds, perspectives and experiences, and we are committed to providing an inclusive environment where all individuals are heard and respected. Our diversity and inclusion initiatives are periodically reviewed and discussed at the board level.

We offer a comprehensive benefits package, which goes into effect on a person’s first day of employment, including 100% coverage of employee healthcare premiums and several benefits at no cost to our employees, including life insurance, telehealth, mental health and work-life balance resources. We perform a thorough review of our benefits package annually. The financial future of our employees is important to us, which is why we prioritize performance-based bonuses when applicable. To promote personal and professional growth, we encourage our employees to pursue ongoing training and career development opportunities, and we provide tuition assistance and reimbursement for certain pre-approved continuing education programs and professional certifications.

Corporate Information

Our principal executive office is located at 2577 Duck Creek Road, Cincinnati, Ohio 45212, which is where our records are kept and the principal business address for our executive officers. Our telephone number is (513) 268-6185. We were incorporated in Delaware on October 15, 2020.

Available Information

You can access, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports as filed with the SEC under the Securities Exchange Act of 1934, as amended. These documents may also be accessed on our website: www.griid.com. These documents are placed on our website as soon as is reasonably practicable after their filing with the SEC. The information contained in, or that can be accessed through, the website is not part of this Annual Report. These documents may also be found at the SEC's website at www.sec.gov.

Item 1A. Risk Factors.

Investing in our securities involves risks. You should consider carefully the risks and uncertainties described below, together with all of the other information in this Annual Report, including the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, before deciding whether to purchase any of our securities. If any of the following risks actually occurs, our business, financial condition or results of operations would likely suffer. In such case, the trading price of our securities (including our common stock) could decline due to any of these risks, and you may lose all or part of your investment.

Risks Related to Our Business and Industry

We have a limited operating history, with operating losses as the business has grown. If we are unable to achieve and sustain greater revenues than our operating costs, we will incur operating losses, which could negatively impact our business, financial condition and results of operations.

Griid Holdco LLC began operating in May 2018. Accordingly, we have a limited operating history, which makes an evaluation of our future prospects difficult. As of December 31, 2023, we had an approximate unrestricted balance of cash of $2.851 million, and an accumulated deficit of approximately $132.607 million. Our operating results will likely fluctuate moving forward as we focus on increasing our capacity, and as the market price of bitcoin fluctuates. We may be subject to many risks common to new and growing businesses, including cash shortages, limitations with respect to personnel, financial and other resources and lack of revenues. Additionally, we will continue to be exposed to numerous risks and volatility associated with the bitcoin mining and power generation sectors, including fluctuating bitcoin to U.S. dollar prices, the costs of bitcoin miners, the number of market participants mining bitcoin, the availability of other power generation facilities to expand operations and regulatory changes. There is no assurance that we will be successful in achieving a return on your investment or meeting other metrics of success.

Our future business plan requires incurring substantial expenses in the establishment and operation of our business and there can be no assurance that subsequent operational objectives will be achieved. Our success will ultimately depend on our ability to generate cash from our business. If we do not achieve our operational objectives, and to the extent that we do not generate cash flow and income, our financial performance and long-term viability may be materially and adversely affected. An investment in our securities must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development.

Our operating results may fluctuate due to the highly volatile nature of cryptocurrencies in general and, specifically, bitcoin.

All of our sources of revenue will be dependent on cryptocurrencies and, specifically, bitcoin and the broader blockchain and bitcoin mining ecosystem. Due to the highly volatile nature of the cryptocurrency markets and the prices of cryptocurrency assets, our operating results may fluctuate significantly from quarter to quarter in accordance with market sentiments and movements in the broader cryptocurrency ecosystem. Our operating results may fluctuate as a result of a variety of factors, many of which are unpredictable and in certain instances are outside of our control, including:

•
macroeconomic conditions;
•
changes in the legislative or regulatory environment, or actions by governments or regulators, including fines, orders, or consent decrees;
•
adverse legal proceedings or regulatory enforcement actions, judgments, settlements, or other legal proceeding and enforcement-related costs;
•
increases in operating expenses that we expect to incur to grow and expand our operations and to remain competitive;
•
system errors, failures, outages and computer viruses, which could disrupt our ability to continue mining;
•
power outages and certain other events beyond our control, including natural disasters and telecommunication failures;
•
ASIC failures related to a variety of factors, including weather or natural disasters, electrical failures with downstream impact, and software related failures;
•
breaches of security or privacy;
•
our ability to attract and retain talent; and
•
our ability to compete with our existing and new competitors.

As a result of these factors, it may be difficult for us to forecast growth trends accurately and our business and future prospects are difficult to evaluate, particularly in the short term. In view of the rapidly evolving nature of our business and the bitcoin mining ecosystem, period-to-period comparisons of our operating results may not be meaningful, and you should not rely upon them as an indication of future performance. Quarterly and annual expenses reflected in our financial statements may be significantly different from historical or projected rates, and our operating results in one or more future quarters may fall below the expectations of securities analysts and investors.

The market price of bitcoin has recently been volatile. The market price of bitcoin is impacted by a variety of factors, and is determined primarily using data from various exchanges, over-the-counter markets and derivative platforms. As further described herein, the crypto assets industry has been negatively impacted by bankruptcy filings of FTX Trading Ltd., et al. (“FTX”), and its affiliated hedge fund Alameda Research LLC, in addition to other bankruptcy filings of crypto companies throughout 2022 and 2023. Furthermore, such prices may be subject to factors such as those that impact commodities, more so than business activities, which could be subjected to additional influence from fraudulent or illegitimate actors, real or perceived scarcity, and political, economic, regulatory or other conditions. Pricing may be the result of speculation regarding future appreciation in the value of bitcoin, or our share price, inflating and making their market prices more volatile or creating “bubble” type risks for both bitcoin and shares of our securities. Further, volatility in crypto asset pricing could lead to other impacts such as increased risks of legal proceedings or governmental scrutiny of us and our affiliates, either in the United States or in other jurisdictions.

The terms of the credit agreement with Blockchain Access restrict our current and future operations, particularly our ability to take certain actions.

The Fourth Amended and Restated Credit Agreement with Blockchain Access (the “credit agreement”) contains a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interest, including restrictions on our ability to:

•
make certain loans and investments;
•
pay certain dividends or make other distributions or repurchase or redeem capital stock;

•
sell assets;
•
incur or permit certain liens;
•
incur or permit certain additional indebtedness and guarantee obligations;
•
make any investment or acquisitions other than as specifically permitted;
•
enter into certain transactions with affiliates; and
•
alter the businesses we conduct.

In addition, the restrictive covenants in the credit agreement require us to maintain specified financial ratios and satisfy other financial condition tests. Our ability to meet those financial ratios and tests can be affected by events beyond its control, and we may be unable to meet them.

A breach of the covenants under the credit agreement could allow the lenders to accelerate the debt or exercise other remedies. In addition, if we are unable to repay the amounts due and payable under the credit agreement, the lenders could proceed against the collateral securing the debt.

GRIID has identified material weaknesses in its internal control over financial reporting. These material weaknesses could adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of its internal controls and to disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a significant deficiency, or a combination of significant deficiencies, in internal control over financial reporting, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

In connection with the evaluation of internal controls and procedures for the period ended December 31, 2022, GRIID identified a material weakness in its internal control over financial reporting related to the improper accounting of warrants issued in connection with certain debt and equity transactions. As a result of this material weakness, GRIID’s management concluded that its internal control over financial reporting was not effective as of December 31, 2022.

Additionally, in connection with the evaluation of the internal controls and procedures for the period ended December 31, 2022, GRIID identified a material weakness in its internal controls over financial reporting related to the reclassification of realized gains and losses from the sale of cryptocurrencies from nonoperating income to operating in its statement of operations and the reclassification of cash proceeds related to the sale of cryptocurrencies from cash flows from investing activities to cash flows from operating activities in its statement of cash flows. As a result of this material weakness, GRIID management concluded that its internal control over financial reporting was not effective as of December 31, 2022.

In connection with the evaluation of internal controls and procedures for the period ended December 31, 2023, the Company identified material weaknesses in its internal controls over (i) financial reporting related to accounting for unique and/or technically complex transactions (including warrant accounting and long-lived asset impairment evaluation) and (ii) the accounting and financial reporting function (including segregation of duties and review process and financial statement reporting). As a result of this material weakness, GRIID management concluded that its internal control over financial reporting was not effective as of December 31, 2023.

Any failure to maintain such internal control could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have or may not believe they have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by The Nasdaq Global Market, Cboe Canada or any other stock exchange on which our common stock is listed, the SEC or other regulatory authorities. In either case, there could result a material adverse effect on our business. Failure to timely file may also cause us to be ineligible to utilize short form registration statements on Form S-3, which may impair our ability to raise capital in a timely fashion to execute its business strategies. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of its stock.

We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening its controls and procedures, those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

Any electricity outage, limitation of electricity in supply or increase in electricity costs could materially impact our operations and financial performance.

Our mining operations have historically required significant amounts of electrical power. The costs of electric power account for a significant portion of our cost of revenue. We require a significant electric power supply to conduct our mining activity, operating critical mining facilities and equipment infrastructure. We rely on third parties, including utility providers, for the reliable and sufficient supply of electrical power to our infrastructure. We cannot guarantee that these third parties will be able to consistently provide sufficient levels of electrical power or will have the necessary infrastructure to deliver any additional power that we may require, or that we will be able to procure power from or re-contract with them on commercially acceptable terms. Restrictions on the supply of, or our failure to procure, sufficient electricity could adversely affect our business, financial condition and results of operations.

Our access to electricity, or to sufficient electricity, may be affected by climate change, acts of God, utility equipment failure or scheduled and unscheduled maintenance that result in electricity outages to the utility’s or the broader electrical network’s facilities. These electricity outages may occur with limited or no warning and be of an unpredictable duration. Further, our counterparties may be unable to deliver the required amount of power for a variety of technical or economic reasons. As bitcoin mining is power intensive and backup power generation may be expensive to procure, any backup electricity supplies may not be sufficient to power any or all of our bitcoin mining equipment in an affected location for the duration of the outage. The effects of any such events, including any significant nonperformance by counterparties, could have a material adverse effect on our business, financial condition, and operating results.

The price that we pay for electricity is dependent on numerous factors including sources of generation, commodity prices, regulatory environment, electricity market structure, instantaneous supply/demand balances, counterparty and procurement method. These factors may be subject to change over time and result in increasing power costs, which could have a material adverse effect on our operating results and financial condition.

Additionally, our mining operations could be materially adversely affected by prolonged power outages. Although our miners may be powered by backup generators on a temporary basis, it would not be feasible or cost-effective to run miners on back-up power generators for extended periods of time. We would likely need to reduce or cease our operations in the event of an extended power outage or as a result of the unavailability or increased cost of electrical power, which would materially and adversely affect our business and results of operations.

We may face risks of internet disruptions, which could have an adverse effect on both the price of bitcoin and our ability to operate our business.

The bitcoin network, and our business of mining bitcoin, are dependent upon the internet. A disruption in internet connectivity could disrupt the bitcoin network’s operations, which could have an adverse effect on the price of bitcoin and our ability to mine bitcoin. A broadly accepted and widely adopted decentralized network is necessary for the bitcoin network to function as intended. Features of the bitcoin network, such as decentralization, open-source protocol and reliance on peer-to-peer connectivity, are essential to preserve the stability of the bitcoin network and decrease the risk of fraud or cyber-attacks. A disruption of the internet or the bitcoin network could affect the ability to transfer bitcoin, and consequently the value of bitcoin, as well as our ability to mine bitcoin. A significant disruption of internet connectivity could prevent the bitcoin network’s functionality and operations until the internet disruption is resolved. Additionally, our mining sites’ activities are dependent upon internet access. Any disruption to internet connectivity at any of our mining sites could have a negative impact on business performance.

Our business is highly dependent on a small number of bitcoin mining equipment suppliers. Failure of our suppliers to perform under the relevant supply contracts for equipment that has already been procured may delay our expansion plans. Failure of suppliers to make new machines available on an ongoing basis could delay our expansion plans.

Our business is highly dependent upon bitcoin mining equipment suppliers such as Bitmain, MicroBT, Intel and others providing an adequate supply of new generation bitcoin mining machines at economical prices to us. The growth of our business is dependent upon the availability of new generation mining machines offered for sale at a price conducive to profitable bitcoin mining, as well as the trading price of bitcoin. The market price and availability of new mining machines fluctuates with the price of bitcoin and can be volatile. Higher bitcoin prices increase the demand for mining equipment and increase the cost. In addition, as more companies seek to enter the mining industry, the demand for machines may outpace supply and create mining machine equipment shortages. There are no assurances that bitcoin mining equipment suppliers, such as Bitmain, MicroBT, Intel and others, will be able to keep pace with any surge in demand for mining equipment or continue to supply bitcoin mining equipment. Further, mining machine purchase contracts are not favorable to purchasers and we may have little or no recourse in the event a mining machine manufacturer defaults on its mining machine delivery commitments. If we are not able to obtain a sufficient number of bitcoin mining machines at favorable prices, our growth expectations, business, financial condition and results of operations will be negatively impacted.

Supply chain and logistics issues for us or our suppliers may delay our expansion plans or increase the cost of constructing our infrastructure.

The equipment used in our business is generally manufactured by third parties using a large amount of commodity inputs. Our third-party manufacturers, suppliers, sub-contractors and customers have been disrupted by worker absenteeism, quarantines, restrictions on employees’ ability to work, office and factory closures, disruptions to ports and other shipping infrastructure, border closures or other travel or health-related restrictions, as a result of the COVID-19 pandemic. Supply chain disruptions may also occur from time to time due to a range of factors beyond our control, including, but not limited to, climate change, increased costs of labor, freight costs and raw material prices along with a shortage of qualified workers or unforeseen global events such as the conflict between Russia and Ukraine or the conflict in Israel and the Gaza Strip. See also “—We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability due to the ongoing military conflict between Russia and Ukraine and the conflict in Israel and the Gaza Strip. Our business, financial condition and results of operations may be materially adversely affected by any negative impact on the global economy and capital markets resulting from the conflict in Ukraine, Israel and the Gaza Strip or any other geopolitical tensions.” Such issues may cause delays in the delivery of, or increases in the cost of, the equipment used in our operations, which could materially impact our business, financial condition and results of operations and may delay our expansion plans.

Cancellation or withdrawal of required operating and other permits and licenses could materially impact our operations and financial performance.

In each jurisdiction in which we operate, it is typical that we must obtain certain permits, approvals and/or licenses in order to construct and operate our facilities. If such permits, approvals and/or licenses are not granted, or if they are suspended, terminated or revoked, it may result in delays in construction of our facilities or require us to halt all or part of our operations. Such circumstances could have a material adverse effect on our business, financial condition and operating results.

Our evolving business model increases the complexity of our business, which makes it difficult to evaluate our future business prospects and could have a material adverse effect on our business, financial condition and results of operation.

Our business model has significantly evolved since our formation in 2018 and we expect it to continue to do so in the future. As cryptocurrency assets and blockchain technologies become more widely available, we expect the services and products associated with them to evolve. As a result, our business model may require us to evolve as well. We may need to modify aspects of our business model relating to our strategy from time to time and we cannot offer any assurance that these or any other modifications will be successful. Further, any new services that we offer that are not favorably received by the market could damage our reputation or our brand. There can be no assurance that we will ever generate sufficient revenues or achieve profitably in the future or that we will have adequate working capital to meet our obligations as they become due. In the event that we do not effectively evaluate future business prospects, successfully implement new strategies or adapt to our evolving industry, it will have a material adverse effect on our business, financial condition and results of operations.

Our future success depends on our ability to expand our organization to match the growth of our activities, and any failure to manage our growth effectively could place strains on our managerial, operational and financial resources and could adversely affect our business, financial condition and results of operation.

As our operations grow, the demands upon us will grow, and our success will depend upon our ability to meet those demands. We require certain financial, managerial and other resources, which could create challenges to our ability to successfully manage operations and impact our ability to assure compliance with its policies, practices and procedures. These demands include, among others, increased executive, accounting, management, legal services, staff support and general office services. We may need to hire additional qualified personnel to meet these demands, the cost and quality of which depends in part upon market factors outside of our control. Further, we will need to effectively manage the training and growth of our staff to maintain an efficient and effective workforce, and our failure to do so could adversely affect our business, financial condition and results of operations. Currently, we have limited personnel in our organization to meet our organizational and administrative demands. If we fail to manage our growth effectively or to develop and expand our managerial, operational and financial resources and systems, we may not be able to execute on our business plan, respond to competitive pressures or take advantage of market opportunities and our business, financial condition and results of operations would be adversely affected.

We may not be able to compete effectively against our current and future competitors, which could have a material adverse effect on our business, financial condition and results of operations.

The bitcoin mining ecosystem is highly innovative, rapidly evolving and characterized by intense competition, experimentation and frequent introductions of new products and services, and is subject to uncertain and evolving industry and regulatory requirements. We expect competition to increase in the future as existing competitors expand their operations, new competitors enter the industry, and new products are introduced or existing products enhanced. We compete against a number of companies operating globally that focus on mining digital assets.

Our existing and potential competitors may have various competitive advantages over us, such as:

•
greater name recognition, longer operating histories and larger market shares;
•
more established marketing, banking and compliance relationships;
•
greater mining capabilities;
•
more timely introduction of new technologies;
•
preferred relationships with suppliers of mining machines and other equipment;
•
access to more competitively priced power;
•
greater financial resources to make acquisitions;
•
lower labor, compliance, risk mitigation and research and development cost;
•
established core business models outside of the mining or trading of digital assets, allowing them to operate on lesser margins or at a loss;
•
operations in certain jurisdictions with lower compliance costs and greater flexibility to explore new product offerings; and
•
substantially greater financial, technical and other resources.

If we are unable to compete successfully, or if competing successfully requires us to take costly actions in response to the actions of our competitors, our business, financial condition and results of operations could be adversely affected.

There are several new and existing competitors in our industry that are purchasing mining equipment at scale, which may cause delays or difficulty in us obtaining new miners, which could materially and adversely affect our business and results of operations.

Many of the competitors in our industry have also been purchasing mining equipment at scale, which has caused a world-wide shortage of mining equipment and extended the corresponding delivery schedules for new miner purchases. There are no assurances that manufacturers, including the manufacturers we currently utilize, will be able to keep pace with the surge in demand for mining equipment. It is uncertain how manufacturers will respond to this increased global demand and whether they can deliver on the schedules promised to all of their customers.

In the event manufacturers are not able to keep pace with demand, we may not be able to purchase miners in sufficient quantities or on the delivery schedules that meet our business needs. Additionally, should manufacturers default on their purchase agreements with us, we would have to pursue recourse, which would be costly and time consuming to resolve, and there is no guarantee we would succeed in recovering any of our deposits paid for such miner purchases, which could materially and adversely affect our business, financial condition and results of operations.

Our future success will depend significantly on the price of bitcoin, which is subject to risk and has historically been subject to wide swings and significant volatility.

We generate substantially all of our revenue from the generation and sale of bitcoin. The price of bitcoin is highly speculative and is not based on the performance of an underlying business. Furthermore, the price of bitcoin could be subjected to additional influence from fraudulent or illegitimate actors, real or perceived scarcity, and political, economic, regulatory, tax or other conditions. Changes in the legislative or regulatory environment, or actions by governments or regulators that impact the cryptocurrency industry generally, could also affect the price of bitcoin. These factors may inhibit consumer trust in and market acceptance of bitcoin as a means of exchange, which could have a material adverse effect on our business, prospects, or operations and potentially the value of any bitcoin we mine. The speculative nature of the price of bitcoin and past dramatic volatility in pricing, particularly in recent months, may create risks for the volatile trading price of bitcoin.

There is no assurance that bitcoin will maintain its value or that there will be meaningful levels of trading activities to support markets in bitcoin. A decline in the market value of bitcoin or in the demand for trading bitcoin could lead to a corresponding decline in the value of our bitcoin assets and the number of transactions on the bitcoin blockchain network.

If demand for transactions in bitcoin declines or is replaced by demand for other cryptocurrencies, our business, financial condition and results of operations could be adversely affected.

Our business is highly dependent on strong bitcoin demand relative to other cryptocurrencies in the market. As such, in addition to the factors impacting the broader crypto economy, our business may be adversely affected, and growth in our revenues may slow or decline, if market demand for bitcoin deteriorates and is supplanted by other cryptocurrencies such as Ethereum and Solana. In addition, negative perceptions surrounding bitcoin relative to other cryptocurrencies may cause bitcoin to fall out of favor. If other cryptocurrencies, such as Ethereum and Solana, surpass bitcoin in market demand over a sustained period of time, such a trend could harm our business. Also, competition from public and central bank backed digital currencies could undercut the need for other cryptocurrencies such as bitcoin. Additionally, stablecoins (commodity-backed or fiat-backed) could undercut demand for other cryptocurrencies, including bitcoin. All of these factors could cause the value of bitcoin to decline, and if the value of bitcoin were to continue to be low or decline further, particularly if such decline were significant or over an extended period of time, our operating results would be adversely affected, and there could be a material adverse effect on our ability to continue as a going concern or to pursue our bitcoin strategy at all, which could have a material adverse effect on our business, prospects or operations, and harm investors in our securities.

Although we do not hold any bitcoin for third parties, our business, financial condition and results of operations may still be adversely affected by recent events beyond our control.

While we do not hold any bitcoin for third parties, our business, financial condition and results of operations could be adversely affected by recent events beyond our control, including the fallout from the Chapter 11 Bankruptcy filings of cryptocurrency exchanges FTX (including its affiliated hedge fund, Alameda Research LLC), crypto hedge fund Three Arrows Capital (“Three Arrows”) and crypto lenders Celsius Network LLC, et al. (“Celsius”), Voyager Digital Ltd., et al. (“Voyager”), BlockFi Inc., et al. (“BlockFi”) and Genesis Global Holdco, LLC, et al. (“Genesis”). In January 2023, Genesis filed for Chapter 11 bankruptcy. Genesis is owned by Digital Currency Group Inc. (“DCG”), who also owns Foundry Digital LLC, one of our custodians ("Foundry"). At this time, we believe that there are no material risks to our business arising from our indirect exposure to Genesis. Although (i) we have no direct exposure to any cryptocurrency entities listed above that have filed for Chapter 11 bankruptcy; (ii) we have no assets that may not be recovered due to these bankruptcies; and (iii) we have no exposure to any other counterparties, customers, custodians or other crypto asset market third parties known to us to have (x) experienced material excessive redemptions, withdrawals or suspended redemptions or withdrawal of crypto assets, (y) the crypto assets of their customers unaccounted for, or (z) experienced material compliance failures, our business, financial condition and results of operations may not be immune to unfavorable investor sentiment resulting from these recent developments in the broader cryptocurrency industry.

The digital asset exchanges on which cryptocurrencies, including bitcoin, trade are relatively new and largely unregulated, and thus may be exposed to fraud and failure. Such failures may result in a reduction in the price of bitcoin and other cryptocurrencies and can adversely affect an investment in our securities.

Digital asset exchanges on which cryptocurrencies, including bitcoin, trade are relatively new and, in most cases, largely unregulated. Many digital exchanges do not provide the public with significant information regarding their ownership structure, management teams, corporate practices or regulatory compliance. As a result, the marketplace may lose confidence in, or may experience problems relating to, cryptocurrency exchanges, including prominent exchanges handling a significant portion of the volume of digital asset trading.

In response to the bankruptcy filings of FTX and its affiliated hedge fund Alameda Research LLC, in addition to other bankruptcy filings of crypto companies throughout 2022 and 2023, the digital asset markets, including the market for bitcoin specifically, have experienced extreme price volatility, and several other entities in the digital asset industry have been, and may continue to be, negatively affected, further undermining confidence in the digital assets markets and in bitcoin. These events have also negatively impacted the liquidity of the digital assets markets as certain entities affiliated with FTX engaged in significant trading activity. If the liquidity of the digital assets markets continues to be negatively impacted by these events, digital asset prices, including the price of bitcoin, may continue to experience significant volatility and confidence in the digital asset markets may be further undermined. Because the value of bitcoin is derived from the continued willingness of market participants to exchange government-issued currency that is designated as legal tender in its country of issuance for bitcoin, permanent and total loss of the value of bitcoin may result should the marketplace for bitcoin be jeopardized or disappear entirely. These potential consequences of a digital asset exchange’s failure could adversely affect an investment in our securities.

We are continuing to monitor and evaluate our risk management procedures, but we believe our current risk management procedures are reasonably designed and effective. The perceived lack of stability in digital asset exchanges and a potential decline in the value of bitcoin could adversely affect an investment in our securities. Furthermore, any decrease in the price of bitcoin would cause a risk of increased losses or impairments to the extent that the price of bitcoin falls below our Carrying value.

It may take significant time and expenditure for us to grow our bitcoin mining operations and our efforts may not be successful.

The continued development of our existing and planned facilities is subject to various factors beyond our control. There may be difficulties in integrating new equipment into existing infrastructure, constraints on our ability to connect to or procure the expected electricity supply capacity at our facilities, defects in design or construction, diversion of management resources, insufficient funding, or other resource constraints. Actual costs for development may exceed our planned budget. There may be difficulty acquiring land either through lease, purchase, or some other means, zoning intended locations for our commercial activities, or permitting the land to develop the facilities. All these challenges could delay or halt expansion and therefore negatively impact business performance.

We intend to expand by acquiring and developing additional sites, taking into account a number of important characteristics such as availability of renewable energy, electrical infrastructure and related costs, geographic location and the local regulatory environment. We may have difficulty finding sites that satisfy our requirements at a commercially viable price, or that satisfy our timing requirements associated with our expansion plans. Furthermore, there may be significant competition for suitable cryptocurrency mining sites, and government regulators, including local permitting officials, may potentially restrict our ability to set up cryptocurrency mining operations in certain locations.

Transfer of sites that we have contractually secured may ultimately fail to complete due to factors beyond our control (e.g., due to default or non-performance by counterparties). In addition, estimated power availability at sites secured could be materially less than initially expected or not available at all, and processes to secure permits, approvals and/or licenses to construct and operate our facilities could be delayed in regulatory processes or may not be successful.

Development and construction delays, cost overruns, changes in market circumstances, an inability to find suitable data center locations as part of our expansion, and other factors may adversely affect our operations, financial position and financial performance.

Our management team has limited experience managing a public company.

Members of our management team have not previously served as management of a publicly traded company and therefore do not have experience complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage our immediate transition to being a public company. We are subject to significant regulatory oversight and reporting obligations under the federal securities laws, as well as the continuous scrutiny of securities analysts and investors. These new obligations and constituents will require significant attention from our management and could divert their attention away from the day-to-day management of our business, which could adversely affect our business, financial condition and results of operations.

Our success and future growth will, to a significant degree, depend on the skills and services of our management. The loss of any members of our management team or our inability to execute an effective succession plan could adversely affect our business.

Our success and future growth will to a significant degree depend on the skills and services of our management, including our Chief Executive Officer, James D. Kelly III, Chief Technology Officer, Dwaine Alleyne, Chief Operating Officer, Gerard F. King II, Chief Research Officer, Michael W. Hamilton, Chief Financial Officer, Allan J. Wallander, Chief Strategy Officer, Harry Sudock, and General Counsel and Secretary, Alexander Fraser. We will need to continue to grow our management to alleviate pressure on our existing team and to set up and develop our business. If our management, including any new hires that we may make, fails to work together effectively and to execute our plans and strategies on a timely basis, our business could be significantly harmed. Furthermore, if we fail to execute an effective contingency or succession plan with the loss of any member of management, the loss of such management personnel could have a material adverse effect on our business, financial condition, and results of operations.

We do not maintain any key person life insurance policies. The loss of any member of our management team, investment professionals or other key personnel could make it more difficult to execute our business strategy and, therefore, have a material adverse effect on our business, financial condition, and results of operations.

Competition for employees is intense, and we may not be able to attract and retain the qualified and skilled employees needed to support our business, which in turn could have a material adverse effect on our business, financial condition and results of operation.

We believe our success depends on the efforts and talent of our employees, including facility design, construction management, operations, data processing, engineering, IT, risk management and communications personnel. Our future success depends on our continued ability to attract, develop, motivate and retain qualified and skilled employees. Competition for highly skilled personnel is extremely intense. We may not be able to hire and retain these personnel at compensation levels consistent with our existing compensation and salary structure. Some of the companies with which we compete for experienced employees have greater resources than we have and may be able to offer more attractive terms of employment.

In addition, we invest significant time and expenses in training our employees, which increases their value to competitors who may seek to recruit them. If we fail to retain our employees, we could incur significant expenses in hiring and training their replacements, and the quality of our services could diminish, resulting in a material adverse effect on our business, financial condition and results of operations.

The potential acquisition of businesses, services or technologies may not be successful or may adversely affect our existing operations.

As part of our business strategy, we intend to make acquisitions of other companies, products and technologies. We have limited experience in acquisitions. We may not be able to find suitable acquisition candidates and we may not be able to complete acquisitions on favorable terms in the future, if at all. Further, the pursuit of potential acquisitions may divert the attention of management and cause us to incur expenses in identifying, investigating and pursuing suitable acquisitions, regardless of whether or not they are ultimately completed.

If we acquire additional businesses, we may not be able to integrate the acquired personnel, operations and technologies successfully, or effectively manage the combined business following the acquisition. We also may not achieve the anticipated synergies, strategic advantages or earnings from the acquired business due to a number of factors, including:

•
incurrence of acquisition-related costs;
•
unanticipated costs or liabilities associated with the acquisition;
•
the potential loss of key employees of the target business;
•
use of resources that are needed in other parts of our business; and
•
use of substantial portions of our available cash to complete the acquisition.

We may have to pay cash, incur debt or issue equity securities to pay for any such acquisition, each of which could affect our financial condition or the value of our securities. The sale of equity to finance any such acquisitions could result in dilution to our stockholders. If we incur more debt, it would result in increased fixed obligations and could also subject us to covenants or other restrictions that would impede our ability to flexibly operate our business. In addition, if an acquired business fails to meet expectations, our business, financial condition and results of operations may be adversely affected.

We are vulnerable to risks associated with climate change, severe weather conditions and natural and man-made disasters, including earthquakes, fires, floods, hurricanes, tornadoes, severe storms (including impacts from rain, snow, lightning and wind), and warfare, as well as power outages and other industrial incidents, which could severely disrupt the normal operation of our business and adversely affect our results of operations.

Our business may be subject to the risks of climate change, severe weather conditions and natural and man-made disasters, including earthquakes, fires, floods, hurricanes, tornadoes, severe storms (including impacts from rain, snow, lightning and wind), and warfare, as well as power outages and other industrial incidents, any of which could result in system failures, power supply disruptions and other interruptions that could harm our business. The potential physical impacts of climate change on our properties and operations are highly uncertain and would be particular to the geographic circumstances in areas in which we operate. These may include changes in rainfall and storm patterns and intensities, water shortages, changing sea levels and changing temperatures. The impacts of climate change may materially and adversely impact the cost, production and financial performance of our operations.

Further, any impacts to our business, financial condition and results of operations as a result of climate change are likely to occur over a sustained period of time and are therefore difficult to quantify with any degree of specificity. For example, extreme weather events may result in adverse physical effects on portions of our infrastructure, which could disrupt our supply chain and ultimately our business operations. Also, disruption of transportation, power and distribution systems could result in reduced operational efficiency. Additionally, unforeseen global events such as the conflict between Russia and Ukraine or the conflict in Israel and the Gaza Strip could adversely affect our business and results of operations. We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability due to the ongoing military conflict between Russia and Ukraine and the conflict in Israel and the Gaza Strip. Our business, financial condition and results of operations may be materially adversely affected by any negative impact on the global economy and capital markets resulting from the conflict in Ukraine or any other geopolitical tensions.

We do not currently, and may not in the future, carry business interruption insurance sufficient to compensate for the losses that may result from interruptions in our operations as a result of inability to operate or failures of equipment and infrastructure at our facilities. A system outage could have a material adverse effect on our business, financial condition and results of operations.

We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability due to the ongoing military conflict between Russia and Ukraine and the conflict in Israel and the Gaza Strip. Our business, financial condition and results of operations may be materially adversely affected by any negative impact on the global economy and capital markets resulting from the conflict in Ukraine, Israel and the Gaza Strip or any other geopolitical tensions.

U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the start of the military conflict between Russia and Ukraine and conflict in Israel and the Gaza Strip. In late February 2022, Russian military forces launched significant military action against Ukraine. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine, Israel and the Gaza Strip could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions for some of our mining equipment components. Our operations would be particularly vulnerable to potential interruptions in the supply of certain critical materials and metals, such as neon gas and palladium, which are used in semiconductor manufacturing. Any interruption to semiconductor chip supply could significantly impact our ability to receive the mining equipment. Furthermore, any potential increase in geopolitical tensions in Asia could also significantly disrupt existing semiconductor chip manufacturing and increase the prospect of an interruption to the semiconductor chip supply across the world. The world’s largest semiconductor chip manufacturer is located in Taiwan and a large part of equipment and materials for our bitcoin mining, including ASIC chips, is manufactured in, and imported from, Taiwan. A setback to the current state of relative stability in Asia could compromise existing semiconductor chip production and have downstream implications for our company. We are continuing to monitor the situation in Ukraine, Israel, the Gaza Strip and globally and assessing its potential impact on our business, including any future impairment or other charges.

Additionally, Russia’s prior annexation of Crimea, recent recognition of two separatist republics in the Donetsk and Luhansk regions of Ukraine and subsequent military interventions in Ukraine have led to a broad array of new or expanded sanctions, export controls, and other measures against Russia and others supporting Russia’s economy or military efforts being levied by the United States, European Union and other countries against Russia, Belarus, the Crimea Region of Ukraine, the so-called Donetsk People’s Republic, and the so-called Luhansk People’s Republic, including agreement to remove certain Russian financial institutions from the Society for Worldwide Interbank Financial Telecommunication payment system.

Any of the abovementioned factors could affect our business, prospects, financial condition, and operating results. The extent and duration of the military action, sanctions and resulting market disruptions are impossible to predict, but could be substantial. Any such disruptions may also magnify the impact of other risks described in this Annual Report.

Adverse developments affecting financial institutions, companies in the financial services industry or the financial services industry generally, such as actual events or concerns involving liquidity, defaults or nonperformance, could adversely affect our operations and liquidity.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank (“SVB”), was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (the “FDIC”), as receiver. Similarly, on March 12, 2023, the New York Department of Financial Services took possession of Signature Bank and appointed the FDIC as receiver. On May 1, 2023, First Republic Bank was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver. Following a bidding process, the FDIC entered into a purchase and assumption agreement with JPMorgan Chase Bank, N.A., to acquire the substantial majority of the assets and assume certain liabilities of First Republic Bank from the FDIC.

Although depositors of SVB, Signature Bank, and First Republic Bank were granted access to all of their money following the date of the banks’ respective closures, uncertainty and liquidity concerns in the broader financial services industry remain. Inflation and rapid increases in interest rates have led to a decline in the trading value of previously issued government securities with interest rates below current market interest rates. The U.S. Department of Treasury, FDIC and Federal Reserve Board created a program to provide up to $25 billion of loans to financial institutions secured by such government securities held by financial institutions to mitigate the risk of potential losses on the sale of such instruments. However, widespread demands for customer withdrawals or other needs of financial institutions for immediate liquidity may exceed the capacity of such program. There is no guarantee that the U.S. Department of Treasury, FDIC and Federal Reserve Board will provide access to uninsured funds in the future in the event of the closure of other banks or financial institutions in a timely fashion or at all.

Our access to our cash and cash equivalents in amounts adequate to finance our operations could be significantly impaired by the financial institutions with which we have arrangements directly facing liquidity constraints or failures. In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any material decline in available funding or our ability to access our cash and cash equivalents could adversely impact our ability to meet our operating expenses, result in breaches of our contractual obligations or result in violations of federal or state wage and hour laws, any of which could have material adverse impacts on our operations and liquidity.

Our cash and cash equivalents could be adversely affected if the financial institutions at which we hold our cash and cash equivalents fail.

We currently maintain and may in the future maintain our cash and cash equivalents in accounts with U.S. banks and financial institutions at levels that exceed insured limits. We previously maintained a restricted cash account with Signature Bank where the cash balance exceeded insured limits. The restricted cash provided underlying support to an irrevocable letter of credit that was issued by Signature Bank for a surety bond. Market conditions can impact the viability of these institutions. For example, on March 12, 2023, Signature Bank was closed by the New York State Department of Financial Services, which appointed the FDIC as receiver. The FDIC created a successor bridge bank, Signature Bridge Bank, N.A. (“SBB”), and all deposits of Signature Bank were transferred to SBB under a systemic risk exception approved by the Federal Reserve, the U.S. Treasury Department, and the FDIC. While the Federal Reserve, the U.S. Treasury Department, and the FDIC announced in a joint statement on March 12, 2023 that all Signature Bank deposits, including both insured and uninsured amounts, would be available in full to account holders, there is no guarantee that the Federal Reserve Board, the U.S. Treasury Department and the FDIC will provide access to uninsured funds in the future in the event of the closure of any other banks or financial institutions in a timely fashion or at all. Any inability to access or delay in accessing these funds could adversely affect our business, financial position, and liquidity.

Additionally, on March 22, 2023, Coinbase Global, Inc. (“Coinbase Global,” and together with the other named subsidiary of Coinbase Global, the “Relevant Coinbase Entities”) received a “Wells Notice” from the SEC staff stating that the SEC staff made a “preliminary determination” to recommend that the SEC file an enforcement action against the Relevant Coinbase Entities alleging violations of the federal securities laws, including the Exchange Act and the Securities Act. According to Coinbase Global’s public reporting company disclosure, based on discussions with the SEC staff, the Relevant Coinbase Entities believe these potential enforcement actions would relate to aspects of the Relevant Coinbase Entities’ Coinbase Prime service, spot market, staking service Coinbase Earn, and Coinbase Wallet, and the potential civil action may seek injunctive relief, disgorgement, and civil penalties. On June 6, 2023, the SEC filed a complaint against the Relevant Coinbase Entities in federal district court in the Southern District of New York, alleging, among other things: (i) that Coinbase Inc. violated the Exchange Act by failing to register with the SEC as a national securities exchange, broker-dealer, and clearing agency, in connection with activities involving certain identified digital assets that the SEC’s complaint alleges are securities, (ii) that Coinbase Inc. violated the Securities Act by failing to register with the SEC the offer and sale of its staking program, and (iii) that Coinbase Global is jointly and severally liable as a control person under the Exchange Act for Coinbase Inc.’s violations of the Exchange Act to the same extent as Coinbase Inc. The SEC’s complaint against the Relevant Coinbase Entities does not allege that bitcoin is a security nor does it allege that Coinbase Inc’s activities involving bitcoin caused the alleged registration violations, and the bitcoin custodian was not named as a defendant. The SEC’s complaint seeks a permanent injunction against the Relevant Coinbase Entities to prevent them from violations of the Exchange Act or Securities Act, disgorgement, civil monetary penalties, and such other relief as the court deems appropriate or necessary. If Coinbase Global is required, as a result of a judicial determination, or could choose, to restrict or curtail the services its subsidiaries provide to the Company, or its financial condition is negatively affected, it could negatively affect our ability to operate.

If we do not effectively diversify our bank deposits and investment portfolio, the value and liquidity of our investments may fluctuate substantially which could affect our access to capital and results of operations in a material way. Furthermore, our access to our cash and cash equivalents in amounts adequate to finance our operations could be significantly impaired if the financial institutions with which we have arrangements directly face liquidity constraints or failures. Investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any material decline in available funding or our ability to access our cash and cash equivalents could adversely impact our results of operations and liquidity.

Our existing insurance coverage may not be adequate to cover all of our potential losses, and increased self-insurance and other insurance costs could materially and adversely affect our business and results of operations.

We maintain insurance policies for our business that provide us with some protection in the event our miners are lost or damaged, however, these insurance policies and protections may not be adequate to protect us from liabilities that we may incur in connection with the operation of our business. Certain extraordinary hazards, for example, may not be covered, and insurance may not be available (or may be available only at prohibitively expensive rates) with respect to many other risks. Moreover, any loss incurred could exceed policy limits, and policy payments made to us may not be made on a timely basis.

Additionally, the premiums we pay to obtain insurance coverage may, and are likely to, increase over time. These increases in insurance premiums can occur unexpectedly and without regard to our efforts to limit them, and, because of these rising costs, we may not be able to obtain similar levels of insurance coverage on reasonable terms, or at all. If this occurs, we may choose or be forced to self-insure our assets, which could expose us to significant financial risk. If insurance costs become unacceptably high and we elect to self-insure, and we experience a significant casualty event resulting in the loss of some or all of our miners, we could be forced to expend significant capital resources to acquire new replacement miners. If such casualty loss of our miners is not adequately covered by insurance and we do not have access to sufficient capital resources to acquire replacement miners, we may not be able to compete in our rapidly evolving and highly competitive industry, which could materially and adversely affect our financial condition and results of operations, and our business could suffer.

Furthermore, the bitcoin held by us is not insured by any government-sponsored investor protection program or otherwise. Therefore, any loss of bitcoin held by us, either through an information security failure, a mistaken transaction or otherwise, would not be reimbursed. This could adversely affect our business, financial condition and results of operations.

We may not have adequate sources of recovery if the bitcoin held by us is lost, stolen or destroyed.

If the bitcoin held by us is lost, stolen or destroyed under circumstances rendering a party liable to us, the responsible party may not have the financial resources sufficient to satisfy its claim. For example, as to a particular event of loss, the only source of recovery for us might be limited, to the extent identifiable, other responsible third parties (e.g., a thief or terrorist), any of which may not have the financial resources (including liability insurance coverage) to satisfy a valid claim by us.

Bitcoin held by us is not subject to FDIC or SIPC protections.

We do not hold bitcoin with a banking institution or a member of the FDIC or the Securities Investor Protection Corporation (“SIPC”) and, therefore, the bitcoin we hold is not subject to the protections enjoyed by depositors with FDIC or SIPC member institutions.

We may be affected by price fluctuations in the wholesale and retail power markets.

Our power arrangements may vary depending on the markets in which we operate, and comprise fixed and variable power prices, including arrangements that may contain certain price adjustment mechanisms in case of certain events. Furthermore, some portion of our power arrangements may be priced by reference to published index prices and, thus, reflect market movements outside of our control.

A substantial increase in electricity costs or a fall in bitcoin exchange values could render bitcoin mining ineffective or not viable for us. Market prices for power, generation capacity and ancillary services, are unpredictable. An increase in market prices for power, generation capacity, and ancillary services may adversely affect our business, prospects, financial condition, and operating results. Long- and short-term power prices may fluctuate substantially due to a variety of factors outside of our control, including, but not limited to:

•
increases and decreases in the quantity and type of generation capacity;

•
changes in network charges;
•
fuel costs;
•
new generation technologies;
•
changes in power transmission constraints or inefficiencies;
•
climate change and volatile weather conditions, particularly unusually hot or mild summers or unusually cold or warm winters;
•
technological shifts resulting in changes in the demand for power or in patterns of power usage, including the potential development of demand-side management tools, expansion and technological advancements in power storage capability and the development of new fuels or new technologies for the production or storage of power;
•
federal, state, local and foreign power, market and environmental regulation and legislation;
•
changes in capacity prices and capacity markets; and
•
power market structure (e.g., energy-only vs. energy and capacity markets).

If we are unable to secure power supply at prices or on terms acceptable to us, it would potentially have a material adverse effect on our business, financial condition and operating results.

We may be exposed to cybersecurity threats and hacks, which could have a material adverse effect on our business, financial condition and results of operations.

The threats to network and data security are increasingly diverse and sophisticated. In addition, cybersecurity researchers anticipate an increase in cyberattack activity in connection with the Russian invasion of Ukraine. Although we have not taken specific actions as a result of the situation in Ukraine, we have made efforts and instituted processes to prevent breaches. Despite such efforts and processes, our computer servers and computer systems may be vulnerable to cybersecurity risks, including denial-of-service attacks, physical or electronic break-ins, employee theft or misuse and similar disruptions from unauthorized tampering with our computer servers and computer systems. The preventive actions we take to reduce the risk of cyber incidents and protect our information technology and networks may be insufficient to repel a major cyber-attack in the future. To the extent that any disruption or security breach results in a loss or damage to our network, in unauthorized disclosure of confidential information or in a loss of our bitcoin, it could cause significant damage to our reputation, lead to claims against us and ultimately have a material adverse effect on our business, financial condition and results of operations. Additionally, we may be required to incur significant costs to protect against damage caused by these disruptions or security breaches in the future.

We may only have limited control over our mining operation.

Our mining operation comprises blockchain mining technologies that depend on a network of computers to run certain software programs to solve complex transactions in competition with other mining operations and to process transactions. Because of this less centralized model and the complexity of our mining operation, we have limited control over the success of our mining operations. While we participate in mining pools to combine our mining operations with other mining participants to increase processing power to solve blocks, there can be no assurance that such pools will adequately address this risk.

We may be subject to material litigation, including individual and class action lawsuits, as well as investigations and enforcement actions by regulators and governmental authorities.

We may from time to time become subject to claims, arbitrations, individual and class action lawsuits, government and regulatory investigations, inquiries, actions or requests, including with respect to employment matters, and other proceedings alleging violations of laws, rules and regulations, both foreign and domestic. The scope, determination and impact of such litigation, government and regulatory investigations, enforcement actions, disputes and proceedings to which we are subject cannot be predicted with certainty, and may result in:

•
substantial payments to satisfy judgments, fines or penalties;
•
substantial outside counsel legal fees and costs;
•
additional compliance and licensure requirements;
•
loss or non-renewal of existing licenses or authorizations, or prohibition from or delays in obtaining additional licenses or authorizations, required for our business;

•
loss of productivity and high demands on employee time;
•
criminal sanctions or consent decrees;
•
barring of certain employees from participating in our business in whole or in part;
•
orders that restrict or suspend our business or prevent us from offering certain products or services;
•
changes to our business model and practices;
•
delays and/or interruptions to planned transactions, product launches or improvements; and
•
damage to our brand and reputation.

Any such matters can have an adverse impact, which may be material, on our business, operating results or financial condition because of legal costs, diversion of management resources, reputation damage and other factors.

The transition of digital asset validation from proof-of-work mining algorithms to proof-of-stake validation may significantly impact the value of our capital expenditures and investments in machines and real property to support proof-of-work mining, which could make us less competitive and ultimately adversely affect our business and the value of our securities.

Proof-of-stake is an alternative method of validating distributed ledger transactions. Proof-of-stake methodology does not rely on resource intensive calculations to validate transactions and create new blocks in a blockchain, but rather the validator of the next block is determined, sometimes randomly, based on a methodology in the blockchain software. Rewards, and sometimes penalties, are issued based on the amount of digital assets a user has “staked” in order to become a validator.

Our business strategy currently focuses entirely on mining bitcoin (as opposed to other digital assets). Additionally, all of our hardware is limited to mining using a “proof-of-work” protocol based on the SHA-256 hashing algorithm. Should bitcoin shift from a proof-of-work validation method to a proof-of-stake method, the transaction verification process (i.e. “mining” or “validating”) would require less power and may render any company that maintains advantages in the current climate with respect to proof-of-work mining (for example, from lower-priced electricity, processing, computing power, or real estate) less competitive or less profitable, including ours. For example, the Ethereum blockchain, another popular blockchain with a widely traded digital asset, has recently completed a transition from proof-of-work to proof-of-stake, in part to achieve more efficiency in relation to the energy consumption of its network and production and verification of its blockchain. If this transition is successful, current Ethereum mining equipment and other investments in Ethereum mining operations could become obsolete or be repurposed for mining other digital assets, which may be less profitable.

If bitcoin shifts to proof-of-stake validation, we may lose the benefit of our capital investments and the competitive advantage we hope to gain from our capital investments, which were intended to improve the efficiency of our bitcoin mining operations only with respect to proof-of-work networks. Further, a shift in market demand from proof-of-work to proof-of-stake protocols could impair our business and operations which are based on hardware that is strictly limited to mining digital assets based on the SHA-256 algorithm. Such events could have a material adverse effect on our ability to continue as a going concern or to pursue our business strategy at all, which could have a material adverse effect on our business, financial condition and results of operating.

Bitcoin is a form of technology which may become redundant or obsolete in the future.

Bitcoin currently holds a “first-to-market” advantage over other digital assets and is currently the market leader, in terms of value and recognition, in the digital assets market. This first-to-market advantage is driven in large part by having the largest user base and, more importantly, the largest combined mining power in use to secure the bitcoin network. Despite the current first-to-market advantage of the bitcoin network over other digital asset networks, the digital asset market continues to grow rapidly as the value of existing digital assets rises, new digital assets enter the market and demand for digital assets increases. Therefore, it is possible that another digital asset could become comparatively more popular than bitcoin in the future. As a result, the emergence of a digital asset that erodes bitcoin’s market share and value could have a material adverse effect on our business, financial condition and results of operations.

The utilization of digital assets technologies is influenced by public acceptance and confidence in its integrity and potential application, and if public acceptance or confidence is lost for any reason, the use of that technology may become less attractive, with users instead utilizing alternative digital assets. If preferences in the digital assets markets shift away from proof-of work networks such as bitcoin, or the market otherwise adopts new digital assets, this could result in a significant reduction in the value of bitcoin, which could have a material adverse effect on our business, financial condition and results of operations, including the value of the bitcoin that it mines or otherwise acquires or holds for its own account.

The price of new miners may be linked to the market price of bitcoin and other cryptocurrencies, and our costs of obtaining new and replacement miners may increase along with the market price of bitcoin and other cryptocurrencies, which may have a material and adverse effect on our financial condition and results of operations.

Our business, financial condition and results of operations are dependent on our ability to sell the bitcoin we mine at a price greater than our costs to produce that bitcoin. We incur significant up-front capital costs each time we acquire new miners, and, if future prices of bitcoin are not sufficiently high, we may not realize the benefit of these capital expenditures. As the price for new miners we buy increases, our cost to mine a single bitcoin also increases, therefore requiring a corresponding increase in the price of bitcoin for us to maintain our results of operations, to the extent we sell the bitcoin shortly after mining it.

The global supply chain for miners is presently constrained due to unprecedented demand coupled with a global semiconductor (including microchip) shortage, with a significant portion of available miners being acquired by companies with substantial resources. Semiconductors are utilized in various devices and products and are a crucial component of miners. Supply chain constraints coupled with increasing demand has led to increased pricing and limited availability for semiconductors. Prices for both new and older models of miners have been on the rise and these supply constraints are expected to continue for the foreseeable future. China, a major supplier of miners, has seen a production slowdown as a result of COVID-19. Should similar outbreaks or other disruptions to the China-based global supply chain for mining hardware occur, we may not be able to obtain adequate replacement parts for our existing miners or to obtain additional miners on a timely basis, if at all, or we may only be able to acquire miners at premium prices. Such events could have a material adverse effect on our ability to pursue our strategy, which could have a material adverse effect on our business and the value of our securities.

There is a lack of liquid markets in bitcoin, and these markets are subject to possible manipulation.

Cryptocurrencies that are represented and trade on a ledger-based platform may not necessarily benefit from viable trading markets. Stock exchanges have rules and regulations regarding marketplace conduct, and monitor investors transacting on such platforms for fraud and other improprieties. These conditions may not necessarily be replicated on a digital assets trading platform, depending on the platform’s controls and other policies, and there are no controls regarding transactions that take place outside of organized exchanges. Although some digital assets trading platforms are subject to regulation and monitor for illegal activity, because the bitcoin market itself is unregulated, there are few means to prevent manipulation of prices for the overall market. These factors may decrease liquidity or volume or may otherwise increase volatility of bitcoin, which may have a material adverse effect on our ability to monetize the bitcoin we mine.

If a malicious actor or botnet obtains control of more than 50% of the processing power on the bitcoin blockchain, such actor or botnet could manipulate the bitcoin blockchain, which would adversely affect your investment in us or our ability to operate.

If a malicious actor or botnet (a volunteer or hacked collection of computers controlled by networked software coordinating the actions of the computers) obtains a majority of the processing power dedicated to mining a digital asset, it may be able to alter the digital asset network or blockchain on which transactions of the digital asset are recorded by constructing fraudulent blocks or preventing certain transactions from completing in a timely manner, or at all. The malicious actor or botnet could control, exclude, or modify the ordering of transactions, though it could not generate new bitcoin or digital assets or transactions using such control. The malicious actor could “double-spend” its own bitcoin or digital assets (i.e., spend the same bitcoin or digital assets in more than one transaction) and prevent the confirmation of other users’ transactions for so long as it maintained control. To the extent that such malicious actors or botnets did not yield their control of the processing power on the bitcoin or other network, or the bitcoin or other community did not reject the fraudulent blocks as malicious, reversing any changes made to the blockchain may not be possible.

Although there are no known reports of malicious activity or control of the bitcoin blockchain achieved through controlling over 50% of the processing power on the network, it is believed that certain mining pools may have exceeded the 50% threshold. The approach towards and possible crossing of the 50% threshold indicate a greater risk that a single mining pool could exert authority over the validation of digital asset transactions. To the extent that the digital assets ecosystems do not act to ensure greater decentralization of digital asset mining processing power, the feasibility of a malicious actor obtaining in excess of 50% of the processing power on any digital asset network (e.g., through control of a large mining pool or through hacking such a mining pool) will increase, which may adversely affect our business, financial condition and results of operations.

To the extent that the profit margins of digital asset mining operations are not high, mining participants are more likely to sell their earned bitcoin, which could constrain bitcoin prices.

Over the past few years, digital asset mining operations have evolved from individual users mining with computer processors, graphics processing units and first-generation ASIC servers. Currently, new processing power is predominantly added by incorporated and unincorporated “professionalized” mining operations. Professionalized mining operations may use proprietary hardware or sophisticated ASIC machines acquired from ASIC manufacturers. They require the investment of significant capital to acquire this hardware, to lease or develop operating space (often in data centers or warehousing facilities), and to pay the costs of electricity and labor to operate the mining farms. As a result, professionalized mining operations are of a greater scale than prior mining operations and have more defined and regular expenses and liabilities. These regular expenses and liabilities require professionalized mining operations to maintain profit margins on the sale of digital assets. To the extent the price of digital assets declines and such profit margin is constrained, professionalized mining participants are incentivized to more immediately sell digital assets earned from mining operations, whereas it is believed that individual mining participants in past years were more likely to hold newly mined digital assets for more extended periods. The immediate selling of newly mined digital assets greatly increases the trading volume of the digital assets, creating downward pressure on the market price of digital asset rewards. The extent to which the value of digital assets mined by a professionalized mining operation exceeds the allocable capital and operating costs determines the profit margin of such operation. A professionalized mining operation may be more likely to sell a higher percentage of its newly mined digital assets rapidly if it is operating at a low profit margin and it may partially or completely cease operations if its profit margin is negative. In a low profit margin environment, a higher percentage could be sold more rapidly, thereby potentially depressing digital asset prices. Lower digital asset prices could result in further tightening of profit margins for professionalized mining operations creating a network effect that may further reduce the price of digital assets until mining operations with higher operating costs become unprofitable forcing them to reduce mining power or cease mining operations temporarily. Such circumstances could have a material adverse effect on our business, prospects or operations and potentially the value of bitcoin and any other digital assets we mine or otherwise acquire or hold for our own account.

The “halving” of rewards available on the bitcoin network, or the reduction of rewards on other networks, has had and in the future could have a negative impact on our ability to generate revenue, which could have a material adverse effect on our business, financial condition and results of operations.

Under the current protocols governing the bitcoin network, the reward for validating a new block on that network is cut in half from time to time, which has been referred to in our industry as the “halving.” When the bitcoin network was first launched, the reward for validating a new block was 50 bitcoin. In 2012, the reward for validating a new block was reduced to 25 bitcoin. In July 2016, the reward for validating a new block was reduced to 12.5 bitcoin, and in May 2020, the reward was further reduced to 6.25 bitcoin. The next halving of awards is expected to occur in April 2024 and following such halving, the reward for validating a new block will be reduced to 3.125 bitcoins. In addition, other networks may operate under rules that, or may alter their rules to, limit the distribution of new digital assets. We currently rely on these rewards to generate a significant portion of our total revenue. We have attempted to mitigate the risk to us as a result of halving, including sourcing competitive electricity pricing, sourcing efficient mining hardware across a diverse range of manufacturers, vertically integrating our business model to include container fabrication, proprietary software development in order to lower deployment costs and protecting margins, and self-mining rather than hosting in order to deliver stronger margins that are prepared to tolerate the reduction in bitcoin available due to the halving event. To the extent that other mining companies exit the business, remaining miners are the direct beneficiaries from the lower competition for each 3.125 bitcoin per block. Achieving competitive advantages in the above ways increases the chances for us to be one of these beneficiaries. However, in spite of such mitigation efforts, if the award of digital assets for solving blocks and transaction fees are not sufficiently high, the halving of available rewards on the bitcoin network, or any reduction of rewards on other networks, would have a negative impact on our revenues and may have a material adverse effect on our business, financial condition and results of operations.

In addition, the reduction of rewards may reduce our profit margins, which could result in us selling a substantial portion of our bitcoin, which is subject to high volatility. If we are forced to sell bitcoin at low prices, it could have a material adverse effect on our business, financial condition, prospects and results of operations.

We may not be able to realize the benefits of forks, and forks in the bitcoin network may occur in the future that may affect our operations and financial performance.

The future development and growth of bitcoin is subject to a variety of factors that are difficult to predict and evaluate. As bitcoin is built on an open-source protocol without a centralized governing authority, there is a possibility bitcoin develops in ways which are not foreseeable. An example is modification of the bitcoin protocol by a sufficient number of users (known as a “fork”).

The bitcoin protocol has been subject to “forks” that resulted in the creation of new networks, including Bitcoin Cash, Bitcoin Cash SV, Bitcoin Diamond, Bitcoin Gold and others. Some of these forks have caused fragmentation among trading platforms as to the correct naming convention for the forked digital assets. Due to the lack of a central registry or rulemaking body, no single entity has the ability to dictate the nomenclature of forked digital assets, causing disagreements and a lack of uniformity among platforms on the nomenclature of forked digital assets, which results in further confusion to individuals as to the nature of assets they hold on digital asset trading platforms. In addition, several of these forks were contentious and, as a result, participants in certain digital asset user and developer communities may harbor ill will toward other communities. As a result, certain community members may take actions that adversely impact the use, adoption and price of bitcoin or any of its forked alternatives.

Furthermore, hard forks can lead to new security concerns. For instance, when the Bitcoin Cash and Bitcoin Cash SV network split in November 2018, “replay” attacks, in which transactions from one network were rebroadcast on the other network to achieve “double-spending,” plagued platforms that traded bitcoin, resulting in significant losses to some digital asset trading platforms. Another possible result of a hard fork is an inherent decrease in the level of security due to the splitting of some mining power across networks, making it easier for a malicious actor to exceed 50% of the mining power of that network, thereby making digital asset networks that rely on proof-of-work more susceptible to attack in the wake of a fork.

Historically, speculation over a new “fork” in the bitcoin protocol has resulted in bitcoin price volatility and future forks may occur at any time. A fork can lead to a disruption of networks and our IT systems could be affected by cybersecurity attacks, replay attacks, or security weaknesses, any of which can further lead to temporary or even permanent loss of our assets. Such disruption and loss could cause us to be exposed to liability, even in circumstances where we have no intention of supporting an asset compromised by a fork. Additionally, a fork may result in a scenario where users running the previous protocol will not recognize blocks created by those running the new protocol, and vice versa. This may render our bitcoin mining hardware incompatible with the new bitcoin protocol. Such changes may have a material effect on our operations, financial position and financial performance.

Because our miners are designed specifically to mine bitcoin, our future success will depend in large part upon the value of bitcoin, and any sustained decline in its value could adversely affect our business, financial condition and results of operations.

Our operating results will depend in large part upon the value of bitcoin because it is the only cryptocurrency we currently mine. Specifically, our revenues from our bitcoin mining operations are based upon two factors: (1) the number of bitcoin rewards we successfully mine and (2) the fair market value of bitcoin on the date earned. In addition, our operating results are directly impacted by changes in the value of bitcoin because under the value measurement model, both realized and unrealized changes will be reflected in our statement of operations (i.e., we mark bitcoin to fair value each quarter). This means that our operating results will be subject to swings based upon increases or decreases in the value of bitcoin. The introduction of alternative cryptocurrencies, such as those backed by central banks known as Central Bank Digital Currencies, could significantly reduce the demand for bitcoin. This would reduce both our ability to earn mining rewards and transaction fees, and would also impair our ability to monetize the bitcoin we earn in accordance with our financial projections.

Digital asset trading platforms for bitcoin may be subject to varying levels of regulation, which exposes our digital asset holdings to risks.

Platforms on which digital assets may trade, such as the one we use to monetize our bitcoin, pose special risks, as these platforms are generally new and the rules governing their activities are less settled and their activities may be largely unregulated or under-regulated, and may therefore be more exposed to theft, fraud and failure than established, regulated exchanges for other products. Digital asset platforms may be startup businesses with limited institutional backing, limited operating history, and no publicly available financial information. This can lead to increased price volatility. In addition, a failure of an important digital asset trading platform could result in a loss of confidence in digital assets generally, resulting in our inability to monetize the bitcoin we mine in accordance with our financial projections.

Bitcoin traded on the bitcoin blockchain do not rely on a trusted intermediary or depository institution. The participation in trading platforms requires users to take on credit risk by transferring bitcoin from a personal account to a third party’s account. Accordingly, we are exposed to the digital asset trading platform’s credit risk with respect to each bitcoin transaction we make. Digital asset exchanges may also impose daily, weekly, monthly, or customer-specific transaction or distribution limits or suspend withdrawals entirely, rendering the exchange of digital assets for fiat currency difficult or impossible. Additionally, digital asset prices and valuations on exchanges may be volatile and subject to influence by many factors, including the levels of liquidity on particular platforms and operational interruptions and disruptions. The prices and valuation of digital assets (e.g., bitcoin) remain subject to any volatility experienced by trading platforms, and any such volatility can adversely affect the value of the bitcoin that we mine. It is possible that while engaging in transactions with various digital asset platforms located throughout the world, any such platform may cease operations voluntarily or involuntarily due to theft, fraud, security breach, liquidity issues, or government investigation without any recourse available to us.

Digital asset platforms for bitcoin may be appealing targets for cybercrime, hackers and malware and have been shut down or experienced losses of assets placed on the exchange as a result of cybercrime, and any such event is likely to result in the complete loss of assets placed on such a platform. Any governmental or regulatory action against such a digital asset trading platform may cause assets on such exchange to become frozen for a substantial period of time or forfeited, and could result in material opportunity costs or even in the total loss of such assets. In addition, banks may refuse to process or support wire transfers to or from digital asset trading platforms.

There are a limited number of digital asset trading platforms for bitcoin in operation, and many operate in jurisdictions outside of the United States. Trading on digital asset platforms outside of the United States may involve certain risks not applicable to trading on digital asset exchanges that operate in the United States. Foreign markets may be subject to instability, lack of regulation, temporary closures due to fraud, business failure, local capital requirements or government-mandated regulations. Digital asset platforms located outside the United States may not be subject to regulatory, investigative, or prosecutorial authority through which an action or complaint regarding missing or stolen digital assets may be brought. Additionally, due to lack of globally consistent treatment and regulation of digital assets, certain platforms located outside the United States may not be currently available to, or may in the future become unavailable to, certain persons or entities based on their country of domicile, including the United States.

While we perform diligence on our counterparties and any digital asset trading platforms that we may use, it may be difficult, or even impossible, to sufficiently verify the ultimate ownership and control of a digital asset trading platform and other information for evaluating the risks associated with such counterparty or platform. Any of our digital assets that reside on a trading platform that shuts down may be permanently unrecoverable, misapplied or otherwise lost. Additionally, to the extent that the digital asset platforms representing a substantial portion of the trading volume in a particular digital asset are involved in fraud or experience security failures or other operational issues, such failures may result in loss or less favorable prices of the digital assets, which may adversely affect our business and results of operations, and consequently, an investment in our securities.

Because there is limited precedent for financial accounting for bitcoin and other digital assets, the determinations that we have made for how to account for digital asset transactions may be subject to change.

Because there is limited precedent for the financial accounting for bitcoin and other digital assets and related revenue recognition and no official guidance has been provided by the Financial Accounting Standards Board or the SEC, it is unclear how we may in the future be required to account for digital asset transactions and assets and related revenue recognition. Changes in regulatory or financial accounting standards could require us to change the accounting methods we currently intend to employ in respect of our anticipated revenues and assets and restate any financial statements produced based on those methods. Such a change or restatement could require increased professional fees and expenses and time commitment by management to address matters related to the change or restatement, increased scrutiny by the SEC and other regulatory bodies, civil or criminal penalties or stockholder litigation, which could adversely affect our business, prospects, financial condition and results of operation.

Bitcoin transactions are irrevocable and, if stolen or incorrectly transferred, bitcoin may be irretrievable. As a result, any incorrectly executed bitcoin transactions could have a material adverse effect on our business, financial condition and results of operations.

Bitcoin transactions are irrevocable, and stolen or incorrectly transferred bitcoin may be irretrievable. As a result, any incorrectly executed or fraudulent bitcoin transactions could adversely affect our investments and assets. Bitcoin transactions are not, from an administrative perspective, reversible without the consent and active participation of the recipient of the bitcoin from the transaction. Once a transaction has been verified and recorded in a block that is added to a blockchain, an incorrect transfer of bitcoin or a theft thereof generally will not be reversible and if an incorrect transfer or theft occurs, we may not have sufficient recourse to recover our losses from any such transfer or theft. It is possible that, through computer or human error, or through theft or criminal action, our bitcoin rewards could be transferred in incorrect amounts or to unauthorized third parties, or to uncontrolled accounts. Further, at this time, we are not aware of any specifically enumerated U.S. or foreign governmental, regulatory, investigative or prosecutorial authority or mechanism through which to bring an action or complaint regarding missing or stolen bitcoin. As a result, if there is human error, theft, or criminal action, we will need to rely on existing private investigative entities to investigate any potential loss of our bitcoin assets. These third-party service providers rely on data analysis and compliance of internet service providers with traditional court orders to reveal information such as the IP addresses of any attackers who may target us. Our inability to recover any losses from such action, error or theft, could have a material adverse effect on our business, financial condition and results of operations.

Political or economic crises may motivate large-scale sales of bitcoin, which could result in a reduction in some or all of bitcoin’s values and adversely affect our business, financial condition and results of operations.

Geopolitical crises may motivate large-scale purchases of bitcoin, which could increase the price of bitcoin rapidly. This may increase the likelihood of a subsequent price decrease as crisis-driven purchasing behavior dissipates, adversely affecting the value of our inventory following such downward adjustment. Such risks are similar to the risks of purchasing commodities in general in uncertain times, such as the risk of purchasing, holding or selling gold. Alternatively, as an emerging asset class with limited acceptance as a payment system or commodity, global crises and general economic downturn may discourage investment in bitcoin as investors focus their investment on less volatile asset classes as a means of hedging their investment risk.

As an alternative to fiat currencies that are backed by central governments, bitcoins are subject to supply and demand forces based upon the desirability of an alternative, decentralized means of buying and selling goods and services, and it is unclear how such supply and demand will be impacted by geopolitical events. Nevertheless, political or economic crises may motivate large-scale acquisitions or sales of bitcoins either globally or locally. Large-scale sales of bitcoins would result in a reduction in some or all bitcoins’ values and may adversely affect our business, financial condition and results of operations.

Our operations, investment strategies and profitability may be adversely affected by competition from other methods of investing in bitcoins or tracking bitcoin markets.

We compete with other users and/or companies that are mining bitcoin and other potential financial vehicles that seek to provide exposure to bitcoin, including securities backed by, or linked to, bitcoins. Market and financial conditions, and other conditions beyond our control, may make it more attractive to invest in certain financial vehicles, or to invest in bitcoin directly, which could limit the market for our securities and reduce their liquidity. In addition, the emergence of other financial vehicles and exchange-traded funds that provide exposure to bitcoin prices have been scrutinized by regulators and such scrutiny and the negative impressions or conclusions resulting from such scrutiny could be applied to our business and impact our ability to successfully pursue our strategy or operate at all, or to establish or maintain a public market for our securities.

The global market for bitcoin is generally characterized by supply constraints that may differ from those present in the markets for commodities or other assets such as gold and silver. The mathematical protocols under which bitcoin is mined permit the creation of a limited, predetermined amount of currency, while others have no limit established on total supply. To the extent that other vehicles investing in bitcoin or tracking bitcoin markets form and come to represent a significant proportion of the demand for digital assets, large redemptions of the securities of those vehicles and the subsequent sale of bitcoin by such vehicles could negatively affect bitcoin prices and therefore affect the value of any bitcoin inventory we hold.

Currently, we believe there is relatively limited use of bitcoin in the retail and commercial marketplace in comparison to relatively sizable use by speculators, thus contributing to price volatility that could adversely affect an investment in our securities.

We believe bitcoin has not yet gained widespread acceptance as a means of payment for goods and services by any major retail or commercial outlets. We believe a significant portion of the demand for bitcoin is generated by speculators and investors, some of whom may have no knowledge of the inner workings of bitcoin. Certain of these investors may seek to profit from the short-term or long-term holding of bitcoin, and thus, may contribute to bitcoin price volatility. A lack of expansion in the use of bitcoin in retail and commercial markets, or a contraction of such use, may result in increased price volatility of bitcoin or a reduction in the market price of bitcoin or in the demand for bitcoin which would reduce the performance of the business and the value of bitcoin held by us, any of which could have a material adverse effect on our business, financial condition and results of operations.

As more processing power is added to a network, our relative percentage of total processing power on that network is expected to decline absent significant capital investment, which has an adverse impact on our ability to generate revenue from processing transactions on that network and could have a material adverse effect on our business, financial condition and results of operations.

Processing power on networks has been increasing rapidly over time while the rewards and transaction fees available on those networks tends to decline over time. In order to grow or maintain the revenue we generate from processing transactions on such networks, we are required to invest significant capital to acquire new computer servers, expand our power capacity and otherwise increase our effective processing power on such networks. In the event we are unable to invest sufficient capital to grow or maintain the level of our processing power on a network relative to the total processing power of such network, our revenue from the applicable network will decline over time and as a result, it could have a material adverse effect on our business, financial condition and results of operations.

In addition, a decrease in the price of computer servers may result in an increase in transaction processors, which may lead to more competition for fees in a particular network. In the event we are unable to realize adequate fees on a network due to increased competition, our revenue from the applicable network will decline over time and in turn, it could have a material adverse effect on our business, financial condition and results of operations.

Our transactions in bitcoin may expose us to countries, territories, regimes, entities, organizations and individuals that are subject to sanctions and other restrictive laws and regulations.

The Office of Foreign Assets Control of the U.S. Department of the Treasury (“OFAC”) and the U.S. Department of State administer and enforce economic sanctions programs based on foreign policy and national security goals against targeted countries, territories, regimes, entities, organizations and individuals. These laws and regulations may be implicated by a number of digital assets activities, including investing or trading. Because of the anonymous nature of blockchain transactions, we may not be able to determine the ultimate identity of the individuals with whom we transact when buying or selling digital assets or receive bitcoin through mining (e.g. transaction fees, or rewards from mining pool), and thus may inadvertently engage in transactions with persons, or entities or territories that are the target of sanctions or other restrictions. Moreover, U.S. federal law prohibits any U.S. person from knowingly or unknowingly possessing any visual depiction of child pornography. We are aware of recent media reports that have suggested that persons have imbedded such depictions on one or more blockchains. To the extent government enforcement authorities enforce these and other laws and regulations that are impacted by blockchain technology, we may be subject to investigation, administrative or court proceedings, and civil or criminal monetary fines and penalties, all of which could harm our reputation and affect the value of our securities.

The market price of bitcoin may be extremely volatile, including due to potential under-regulation. Rapid decreases in the price of bitcoin could have a materially adverse effect on our business, financial condition and results of operations.

Bitcoin is represented and trades on a ledger-based platform that may not necessarily benefit from a viable trading market. Stock exchanges have rules and regulations regarding marketplace conduct, and monitor investors transacting on such platforms for fraud and other improprieties. These conditions may not necessarily be replicated on a bitcoin trading platform, depending on the platform’s controls and other policies, and there are no controls regarding transactions that take place outside of organized exchanges. The market price of bitcoin has been and may in the future continue to be extremely volatile. These factors may decrease liquidity or volume or may otherwise increase volatility of bitcoin, which will have a material adverse effect on our ability to monetize the bitcoin we mine and therefore have an adverse effect on our business, financial condition and results of operations.

Regulatory actions in one or more countries could severely affect the right to acquire, own, hold, sell or use bitcoin or to exchange them for fiat currency.

One or more countries, such as India or Russia, may take regulatory actions in the future that could severely restrict the right to acquire, own, hold, sell or use bitcoin or to exchange them for fiat currency. In some nations, including China, it is illegal to accept payment in bitcoin for consumer transactions and banking institutions are barred from accepting deposits of cryptocurrencies. Such restrictions may adversely affect us as the large-scale use of bitcoin as a means of exchange is presently confined to certain regions.

Furthermore, in the future, foreign governments may decide to subsidize or in some other way support certain large-scale bitcoin mining projects, thus adding hashrate to the overall network. Such circumstances could have a material adverse effect on the amount of bitcoin we may be able to mine, the value of bitcoin and any other cryptocurrencies we may potentially acquire or hold in the future and, consequently, our business, financial condition and results of operations.

Bitcoin exchanges, wallets and the bitcoin network may suffer from hacking and fraud risks, which may adversely erode user confidence in bitcoin, which could negatively affect the bitcoin price and our revenues.

Bitcoin transactions are entirely digital and, as with any virtual system, are at risk from hackers, malware and operational glitches. Hackers can target bitcoin exchanges and custody providers, to gain access to thousands of accounts and digital wallets where bitcoin is stored. Bitcoin transactions and accounts are not insured by any type of government program and all bitcoin transactions are permanent because there is no third party or payment processor. Bitcoin has previously suffered from hacking and cyber-theft which have affected its demand and price. Also, the price and exchange of bitcoin may be subject to fraud risk. While bitcoin uses private key encryption to verify owners and register transactions, fraudsters and scammers may attempt to sell false bitcoin. All of the above may adversely affect the operation of the bitcoin network, which would erode user confidence in bitcoin and could negatively impact our business and ability to monetize the bitcoin that we mine.

Technological advancement in computing may make our operations and ASICs obsolete. The mining hardware market for ASICs does not undergo rapid performance improvements anymore. Earlier in the SHA-256 ASIC development cycle when bitcoin mining hardware had yet to catch up to current foundry node sizes, technological leaps in hash power and efficiency were more common and made all previous units obsolete. Since the release of the Antminer S9, these improvements have been incremental and older generation hardware is commonly run in the market. It is possible that there will be a significant breakthrough in hash power and/or efficiency that would make existing ASIC miners obsolete, severely impact the company’s balance sheet and forward-looking performance and, should we not have access to this technology, could render all operations non-viable.

Bitcoin mining activities are energy-intensive, which may restrict the geographic locations of miners, in particular, to locations with renewable sources of power. Government regulators may potentially restrict the ability of electricity suppliers to provide electricity to bitcoin miners, including us, or bitcoin mining activities generally.

Mining bitcoin requires significant amounts of electrical power, and electricity costs are expected to account for a material portion of our operating costs. There has been a substantial increase in the demand for electricity for bitcoin mining, and this has had varying level of impact on local electricity supply. The availability and cost of electricity will impact the geographic locations in which we conduct mining activities.

Additionally, renewable sources of power currently form a large portion of our power mix and we expect them to continue to do so in the future. Renewable power may, depending on the source, be intermittent or variable and not always available. Some electrical grids have little storage capacity, and the balance between electricity supply and demand must be maintained at all times to avoid blackouts or other cascading problems. Intermittent sources of renewable power can provide challenges as their power can fluctuate over multiple time horizons, forcing the grid operator to adjust its day-ahead, hour-ahead, and real-time operating procedures. Any shortage of electricity supply or increase in electricity costs in any location where we operate or plan to operate may negatively impact the viability and the expected economic return for bitcoin mining activities in that location.

Should our operations require more electricity than can be supplied in the areas where our mining facilities are located or should the electrical transmission grid and distribution systems be unable to provide the regular supply of electricity required, we may have to limit or suspend activities or reduce the speed of our proposed expansion, either voluntarily or as a result of either quotas imposed by energy companies or governments, or increased prices for certain users (such as us). If we are unable to procure electricity at a suitable price, we may have to shut down our operations in that particular jurisdiction either temporarily or permanently.

There may be significant competition for suitable bitcoin mining sites, and government regulators, including local permitting officials, may potentially restrict our ability to set up mining sites in certain locations. The significant consumption of electricity may have a negative environmental impact, including contribution to climate change, which may give rise to public opinion against allowing the use of electricity for bitcoin mining activities.

If bitcoin mining becomes more widespread, government scrutiny related to bitcoin mining facilities and their energy consumption may significantly increase. This could lead to new governmental measures restricting or prohibiting the use of electricity for bitcoin mining activities, or bitcoin mining activities generally.

If we are forced to reduce our operations due to the availability or cost of electrical power, or restrictions on bitcoin mining activities, this will have an adverse effect on our business, prospects, financial condition and operating results.

The open-source structure of the bitcoin network protocol means that the contributors to the protocol are generally not directly compensated for their contributions in maintaining and developing the protocol.

The bitcoin network operates based on an open-source protocol, not represented by an official organization or authority. Instead, it is maintained by a group of core contributors, largely on the Bitcoin Core project on GitHub.com. This group of contributors is currently headed by five lead maintainers. As the bitcoin network protocol is not sold and its use does not generate revenues for contributors, contributors are generally not compensated for maintaining and updating the bitcoin network protocol. Although the MIT Media Lab’s Digital Currency Initiative funded past lead maintainer, Wladimir van der Laan, among others, this type of financial incentive is not typical. The lack of guaranteed financial incentive for contributors to maintain or develop the bitcoin network and the lack of guaranteed resources to adequately address emerging issues with the bitcoin network may reduce incentives to address the issues adequately or in a timely manner.

There can be no guarantee that developer support will continue or be sufficient in the future. Additionally, some development and developers are funded by companies whose interests may be at odds with other participants in the network or with investors’ interests. To the extent that material issues arise with the bitcoin network protocol and the core developers and open-source contributors are unable or unwilling to address the issues adequately or in a timely manner, the bitcoin network and consequently our business, prospects, financial condition and operating results could be adversely affected.

Significant contributors to all or a network for any particular digital asset, such as bitcoin, could propose amendments to the respective network’s protocols and software that, if accepted and authorized by such network, could adversely affect our business.

The bitcoin network is maintained by a group of contributors, largely on the Bitcoin Core project on GitHub.com, currently headed by Wladimir J. van der Laan. These individuals can propose refinements or improvements to the bitcoin network’s source code through one or more software upgrades that alter the protocols and software that govern the bitcoin network and the properties of bitcoin, including the irreversibility of transactions and limitations on the mining of new bitcoin. Proposals for upgrades and discussions relating thereto take place on online forums.

If a developer or group of developers proposes a modification to the bitcoin network that is not accepted by a majority of miners and users, but that is nonetheless accepted by a substantial plurality of miners and users, two or more competing and incompatible blockchain implementations could result, with one running the pre-modification software program and the other running the modified version (i.e., a second “bitcoin network”). Such a hard fork in the blockchain typically would be addressed by community-led efforts to reunite the forked blockchains, and several prior forks have been resolved successfully. However, a hard fork in the blockchain could materially and adversely affect the perceived value of bitcoin as reflected on one or both incompatible blockchains. Additionally, a hard fork will decrease the number of users and miners available to each fork of the blockchain as the users and miners on each fork blockchain will not be accessible to the other blockchain and, consequently, there will be fewer block rewards and transaction fees may decline in value. Any of the above could have a material adverse effect on our business, prospects, financial condition, and operating results.

Because there has been limited precedent set for financial accounting for bitcoin and other cryptocurrency assets, the determinations that we have made for how to account for cryptocurrency assets transactions may be subject to change.

Because there has been limited precedent set for the financial accounting for bitcoin and other cryptocurrency assets and related revenue recognition and no official guidance has yet been provided by the Financial Accounting Standards Board or the SEC, it is unclear how companies may in the future be required to account for cryptocurrency transactions and assets and related revenue recognition. A change in regulatory or financial accounting standards could result in the necessity to change the accounting methods we currently intend to employ in respect of our anticipated revenues and assets and restate any financial statements produced based on those methods. Such a restatement could adversely affect our business, prospects, financial condition and results of operation.

The development and acceptance of cryptographic and algorithmic protocols governing the issuance of and transactions in cryptocurrencies is subject to a variety of factors that are difficult to evaluate.

Digital assets, such as bitcoin, that may be used, among other things, to buy and sell goods and services are a new and rapidly evolving industry of which the digital asset networks are prominent, but not unique, parts. The growth of the digital asset industry, in general, and the digital asset networks, in particular, are subject to a high degree of uncertainty. The factors affecting the further development of the digital asset industry, as well as the digital asset networks, include:

•
continued worldwide growth in the adoption and use of bitcoin and other digital assets;
•
government and quasi-government regulation of bitcoin and other digital assets and their use, or restrictions on or regulation of access to and operation of the digital asset network or similar digital assets systems;
•
the maintenance and development of the open-source software protocol of the bitcoin network and Ether network;
•
changes in consumer demographics and public tastes and preferences;
•
the availability and popularity of other forms or methods of buying and selling goods and services, including new means of using fiat currencies;
•
general economic conditions and the regulatory environment relating to digital assets; and
•
the impact of regulators focusing on digital assets and digital securities and the costs associated with such regulatory oversight.

The outcome of these factors could have negative effects on our ability to pursue our business strategy, which could have a material adverse effect on our business, prospects, financial condition, and operating results as well as potentially negative effect on the value of bitcoin or any other cryptocurrencies we may potentially acquire or hold in the future.

Risks Related to Third Parties

Banks and financial institutions may not provide bank accounts, or may cut off certain banking or other financial services, to bitcoin investors or businesses that engage in bitcoin-related activities or that accept bitcoin as payment.

Although a number of significant U.S. banks and investment institutions have indicated they plan to begin allowing customers to carry and invest in bitcoin, bitcoin’s acceptance and use by banks is relatively uncommon and may never become mainstream. Indeed, a number of companies and individuals engaged in bitcoin have been unable to find banks or financial institutions that are willing to provide them with banking services.

Similarly, a number of companies and individuals or businesses associated with bitcoin may have had and may continue to have their existing banking services discontinued with financial institutions in response to government action. We also may be unable to obtain or maintain these services for our business. The difficulty that many businesses that provide bitcoin have and may continue to have in finding banks and financial institutions willing to provide them services may be decreasing the usefulness of bitcoin as a payment system and harming public perception of cryptocurrencies, and could decrease bitcoin’s usefulness and harm its public perception in the future.

The public perception of bitcoin could be damaged if banks or financial institutions were to close the accounts of businesses engaging in bitcoin. This could occur as a result of compliance risk, cost, government regulation or public pressure. The risk applies to securities firms, clearance and settlement firms, national stock and derivatives on commodities exchanges, the over-the-counter market and the Depository Trust Company. The adoption or implementation of similar policies, rules or regulations by these or similar entities could negatively affect our relationships with financial institutions and impede our ability to convert bitcoin to fiat currencies. Such factors could have a material adverse effect on our business, financial condition or results of operations.

As a result of the volatility of the price of bitcoin, the cryptocurrency industry has experienced increased credit pressures that could result in additional demands for credit support by third parties or decisions by banks, investors or other companies to reduce or eliminate their exposure to bitcoin and the cryptocurrency industry as a whole, including us. These credit pressures could materially and adversely impact our liquidity.

Our business is heavily dependent on the spot price of bitcoin. The prices of cryptocurrencies, including bitcoin, have experienced substantial volatility, meaning that high or low prices may be based on speculation and incomplete information, may be subject to rapidly changing investor sentiment, and may be influenced by factors such as technology, regulatory void or changes, fraudulent actors, manipulation, and media reporting.

An ongoing depressed bitcoin price could result further in, increased credit pressures on the cryptocurrency industry, generally. These credit pressures include banks, investors and other companies reducing or eliminating their exposure to the cryptocurrency industry. While many of these pressures are directed to the cryptocurrency industry in general, such pressures in the future could adversely impact our liquidity if we need to restructure or refinance our indebtedness or sell equity or debt securities.

We are subject to counterparty risk with respect to our bitcoin custodians, Coinbase Prime, Foundry and Blockchain.com.

We use Coinbase Prime, Foundry and Blockchain.com to act as custodians for our mined bitcoin. Our bitcoin custodied with each of Coinbase Prime, Foundry and Blockchain.com are not “deposits” within the meaning of U.S. federal or state banking law, and thus balances of digital assets held in our custodian accounts are not subject to FDIC or Securities Investor Protection Corporation protections. The nature of digital assets means that any technological difficulties experienced by any of Coinbase Prime, Foundry and Blockchain.com may prevent us from accessing or using our bitcoin custodied with Coinbase Prime, Foundry and Blockchain.com. Only Coinbase Prime, Foundry or Blockchain.com holds the private keys to wallets associated with our balances, and no one at GRIID has access to these wallets’ private keys. A loss of such private keys relating to, or hack or other compromise of, these digital wallets would adversely affect our ability to access or sell our bitcoin. No physical, operational and cryptographic system for the secure storage of private keys is completely secure, and loss or theft due to operational or other failure of Coinbase Prime’s, Foundry’s or Blockchain.com’s operations is always possible. While we believe that our agreements with each of Coinbase Prime, Foundry and Blockchain.com provide our business with reasonable protections for our operations and the safe storage of our bitcoin, we make no assurances that storing our bitcoin with each of Coinbase Prime, Foundry and Blockchain.com is free from risk. To the best of our knowledge, each of Coinbase Prime, Foundry and Blockchain.com stores our bitcoin in segregated accounts pursuant to agreements we have with each of them. However, if any of Coinbase Prime, Foundry and Blockchain.com were to breach our agreements and comingle our bitcoin with bitcoin of others, our bitcoin could be compromised. Additionally, if any of Coinbase Prime, Foundry and Blockchain.com were to cease operations, declare insolvency or file for bankruptcy, there is a reasonable risk that recovery of our assets would be delayed or unrecoverable despite the fact that our assets are kept in segregated accounts. Chapter 11 bankruptcy filings by FTX, Celsius and other digital asset market participants have raised issues concerning ownership of the digital assets held by such digital asset market participants, the outcome of which is still largely unsettled. Even if it were finally determined that the customer owns the assets on deposit, the custodian may be unable to return the customers assets in kind because of intermingling of assets and other factors. If Coinbase Prime, Foundry or Blockchain.com were to become subject to Chapter 11 bankruptcy, there is a risk that our assets held might not be recovered in full or in part.

We may temporarily store our bitcoin on digital asset trading platforms which could subject our bitcoin to the risk of loss or access.

Although we sell our mined bitcoin from time to time, we may temporarily store all or a portion of our bitcoin on various digital asset trading platforms which requires us to rely on the security protocols of these trading platforms to safeguard our bitcoin. No security system is perfect and trading platforms have been subject to hacks resulting in the loss of businesses’ and customers’ digital assets in the past. Such trading platforms may not be well capitalized and may not have adequate insurance necessary to cover any loss or may not compensate for loss where permitted under the laws of the relevant jurisdiction. In addition, malicious actors may be able to intercept our bitcoin when we transact in or otherwise transfer our bitcoin or while we are in the process of selling our bitcoin via such trading platforms. Digital asset trading platforms have been a target for malicious actors in the past, and given the growth in their size and their relatively unregulated nature, we believe these trading platforms may continue to be targets for malicious actors. An actual or perceived security breach or data security incident at the digital asset trading platforms with which we have accounts could harm our ability to operate, result in loss of our assets, damage our reputation and negatively affect the market perception of our effectiveness, all of which could adversely affect the value of our securities.

The IRS and certain states have taken the position that digital assets are property for income tax purposes.

In early 2014, the IRS issued basic guidance on the U.S. federal income tax treatment of digital assets. The IRS has taken the position that a digital asset is “property” rather than “currency” for tax purposes. Thus, general tax principles applicable to property transactions apply to the acquisition, ownership, use or disposition of digital assets. This overall treatment creates a potential tax liability for, and potential tax reporting requirements applicable to us in any circumstance where we mine or otherwise acquire, own or dispose of a digital asset. In 2019, the IRS issued additional guidance specifically relating to the U.S. federal income tax consequences that could arise from a digital asset hard fork event in which a new unit of digital asset may or may not be received, and released frequently asked questions to address certain digital asset topics such as basis, gain or loss on the sale or exchange of certain kinds of digital assets, and how to determine the fair market value of such digital assets.

There is no guarantee that the IRS will not alter its position with respect to the taxation of digital assets, or that legislation or judicial determinations in the future will not result in a tax treatment of digital assets and transactions in digital assets for U.S. federal and state tax purposes that differs from the treatment described above. You are urged to consult your own tax advisor as to the tax implications of our acquisition, ownership, use and disposition of digital assets. The taxation of digital assets for state, local or foreign tax purposes may not be the same as the taxation of digital assets for U.S. federal income tax purposes.

In addition, under the Tax Cuts and Jobs Act of 2017 (the “Tax Cuts and Jobs Act”), as of January 1, 2018, “like-kind exchange” treatment is not available for an exchange of digital assets. Accordingly, gain from the sale or exchange of digital assets cannot be deferred by undertaking an exchange of one type of virtual currency for another.

Certain states, including New York and Tennessee, generally follow IRS guidance with respect to the treatment of digital assets for state income tax purposes, but it is unclear if other states will do so. Transactions involving digital assets for other goods and services also may be subject to sales and use or similar taxes under barter transaction treatment or otherwise. The treatment of digital assets for state income tax and sales tax purposes may have negative consequences, including the imposition of a greater tax burden on investors in digital assets or a higher cost with respect to the acquisition, ownership and disposition of digital assets generally. In either case, this could have a negative effect on prices in the relevant digital asset exchange market and could have a material adverse effect on our business, financial condition and results of operations.

Foreign jurisdictions also may elect to treat digital assets in a manner that results in adverse tax consequences. If a foreign jurisdiction with a significant share of the market of digital asset owners or users imposes onerous tax burdens on such owners or users, or imposes sales, use or value added tax on purchases and sales of digital assets for fiat currency, demand for digital assets may decrease in such jurisdiction. This may negatively impact the price of digital assets. This in turn may have a material adverse effect on our business, financial condition and results of operations.

Changes to, or changes to interpretations of, the U.S. federal, state, local or non-U.S. tax laws could have a material adverse effect on our business, financial condition and results of operations.

All statements contained herein concerning U.S. federal income tax (or other tax) consequences are based on existing law and interpretations thereof. The tax regimes to which we are subject or under which we operate, including income and non-income taxes, are unsettled and may be subject to significant change. While some of these changes may be beneficial, such changes could also negatively affect our after-tax returns. Accordingly, no assurance can be given that the currently anticipated tax treatment will not be affected by legislative, judicial or administrative changes, possibly with retroactive effect. In addition, no assurance can be given that tax authorities or courts will agree with any particular interpretation of the relevant laws.

State, local or non-U.S. jurisdictions could enact or adopt new tax laws or regulations that may affect us, or impose levies on our business operations or results. Tax laws and regulations at the state and local levels frequently change, especially in relation to the interpretation of existing tax laws for new and emerging industries, and we cannot always reasonably predict the impact from, or the ultimate cost of compliance with, current or future taxes, which could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Regulations and Regulatory Frameworks

Regulatory changes or actions may restrict the use of bitcoin in a manner that adversely affects our business, prospects or operations.

Bitcoin has been the source of much regulatory consternation, resulting in differing definitional outcomes without a single unifying statement. Bitcoin is viewed differently by different regulatory and standards setting organizations globally as well as in the United States on the federal and state levels. For example, the Financial Action Task Force (“FATF”) and the IRS consider bitcoin as currency or an asset or property. Further, the IRS applies general tax principles that apply to property transactions to transactions involving virtual currency. The U.S. Commodity Futures Trading Commission (“CFTC”) classifies bitcoin as a commodity. The SEC has also publicly stated that it considers bitcoin to be a commodity, but that some digital assets should be categorized as securities. How a digital asset such as bitcoin is characterized by a regulator impacts the rules that apply to activities related to that digital asset.

As bitcoin has grown in both popularity and market size, governments around the world have reacted differently. Certain governments have deemed bitcoin illegal or have severely curtailed the use of digital assets by prohibiting the acceptance of payment in bitcoin and other digital assets for consumer transactions and barring banking institutions from accepting deposits of bitcoin. Other nations, however, allow bitcoin to be used and traded without restriction. In some jurisdictions, such as in the U.S., bitcoin is subject to extensive, and in some cases overlapping, unclear and evolving regulatory requirements. There is a risk that relevant authorities in any jurisdiction may impose more onerous regulation on bitcoin, for example banning its use, regulating its operation, or otherwise changing its regulatory treatment. Such changes may introduce a cost of compliance, or have a material impact on our business model, and therefore our financial performance and shareholder returns. If the use of bitcoin is made illegal in jurisdictions where bitcoin is currently traded in heavy volumes, the available market for bitcoin may contract.

Digital asset trading platforms may also be subject to increased regulation and there is a risk that increased compliance costs are passed through to users, including us, as we exchange bitcoin earned through our mining activities. There is a risk that a lack of stability in the bitcoin exchange market and the closure or temporary shutdown of bitcoin exchanges due to fraud, business failure, hackers or malware, or government-mandated restrictions may reduce confidence in the bitcoin network and result in greater volatility in or suppression of bitcoin’s value and consequently have an adverse impact on our operations and financial performance.

In the U.S., the Federal Reserve Board, U.S. Congress and certain U.S. agencies (e.g., the CFTC, the SEC, the Financial Crimes Enforcement Network of the U.S. Treasury Department (“FinCEN”) and the Federal Bureau of Investigation) have begun to examine the operations of the bitcoin network, bitcoin users and the bitcoin exchange market. Increasing regulation and regulatory scrutiny may result in new costs for us and our management may have to devote increased time and attention to regulatory matters or change aspects of our business. Increased regulation may also result in limitations on the use cases of bitcoin. In addition, regulatory developments may require us to comply with certain regulatory regimes. For example, to the extent that our activities cause us to be deemed a “money service business” under the regulations promulgated by FinCEN under the authority of the U.S. Bank Secrecy Act (“BSA”), we may be required to comply with FinCEN regulations, including those that would mandate us to implement certain anti-money laundering programs, make certain reports to FinCEN and maintain certain records.

Furthermore, in the future, foreign governments may decide to subsidize or in some other way support certain large-scale bitcoin mining projects, thus adding hashrate to the overall network. Such circumstances could have a material adverse effect on the amount of bitcoin that we may be able to mine as well as the value of bitcoin and, consequently, our business, prospects, financial condition and operating results.

We cannot be certain as to how future regulatory developments will impact the treatment of bitcoin under the law, and ongoing and future regulation and regulatory actions could significantly restrict or eliminate the market for or uses of bitcoin and materially and adversely impact our business. If we fail to comply with such additional regulatory and registration requirements, we may seek to cease certain of our operations or be subjected to fines, penalties and other governmental action. Such circumstances could have a material adverse effect on our ability to continue as a going concern or to pursue our business model at all, which could have a material adverse effect on our business, prospects or operations and potentially the value of any digital assets we plan to hold or expect to acquire for our own account.

The bitcoin economy is novel and subject to the public perception that it may be used to facilitate illegal activities or fraud. Such novelty and public perception may result in new and changing laws and regulations, which may impact the value of bitcoin and adversely impact our business.

As bitcoin and other digital assets have grown in both popularity and market size, various U.S. federal, state, and local and foreign governmental organizations and public advocacy groups have been examining the operations of bitcoin networks, users and platforms, with a focus on how bitcoin can be used to launder the proceeds of illegal activities or fund criminal or terrorist enterprises, as well as the safety and soundness of platforms and other service providers that hold bitcoin and other digital assets for users.

Many of these governmental organizations and public advocacy groups have called for heightened regulatory oversight and issued advisories describing the risks posed by bitcoin to users and investors. The bitcoin economy is novel and has little access to policymakers and lobbying organizations in many jurisdictions. Competitors from other, more established industries, including traditional financial services, may have greater access to lobbyists or governmental officials, and regulators that are concerned about the potential for illicit usage of bitcoin and other digital assets may effect statutory and regulatory changes with minimal input from the bitcoin economy. As a result, new laws and regulations may be proposed and adopted in the United States and internationally, or existing laws and regulations may be interpreted in new ways, that could harm the bitcoin and digital asset industry, which could adversely impact our business.

We are subject to a highly evolving regulatory landscape and any adverse changes to, or our failure to comply with, any laws and regulations could adversely affect our business, reputation, financial condition and results of operations.

Until recently, little regulatory attention has been directed toward bitcoin by U.S. federal and state governments, foreign governments and self-regulatory agencies. As bitcoin has grown in popularity and in market size, the U.S. regulatory regime — namely the Federal Reserve Board, U.S. Congress and certain U.S. agencies — have begun to examine the operations of the bitcoin network, bitcoin users and the bitcoin exchange market. The complexity and evolving nature of our business and the significant uncertainty surrounding the regulation of the cryptocurrency industry requires us to exercise our judgment as to whether certain laws, rules, and regulations apply to us, and it is possible that governmental bodies and regulators may disagree with our conclusions. To the extent we do not comply with such laws, rules, and regulations, we could be subject to significant fines, revocation of licenses, limitations on our products and services, reputational harm, and other regulatory consequences, each of which may be significant and could adversely affect our business, reputation, financial condition and results of operations.

Additionally, the bankruptcy filings of FTX and its affiliated hedge fund Alameda Research LLC, in addition to other bankruptcy filings of crypto companies throughout 2022 and 2023 will likely attract increased regulatory scrutiny from U.S. regulatory agencies such as the SEC and CFTC. Increasing regulation and regulatory scrutiny may result in new costs for us and our management having to devote increased time and attention to regulatory matters, change aspects of our business or result in limits on the utility of bitcoin. In addition, regulatory developments and/or our business activities may require us to comply with certain regulatory regimes. Increasingly strict legal and regulatory requirements and any regulatory investigations and enforcement may result in changes to our business, as well as increased costs, and supervision and examination for ourselves and our service providers. Moreover, new laws, regulations or interpretations may result in additional litigation, regulatory investigations and enforcement or other actions. Adverse changes to, or our failure to comply with, any laws and regulations, may have an adverse effect on our reputation and brand and our business, financial condition and results of operations.

Additionally, although we are not directly connected to the bankruptcy filings of FTX and its affiliated hedge fund Alameda Research LLC, in addition to other bankruptcy filings of crypto companies throughout calendar year 2022 and 2023, we may still suffer reputational harm due to our association with the cryptocurrency industry in light of the recent disruption in the crypto asset markets. Ongoing and future regulation and regulatory actions could significantly restrict or eliminate the market for or uses of bitcoin and/or may adversely affect our business, reputation, financial condition and results of operations.

We may be at a higher risk of litigation and other legal proceedings due to heightened regulatory scrutiny of the cryptocurrency industry, which could ultimately be resolved against us, requiring material future cash payments or charges, which could impair our business, financial condition and results of operations.

The size, nature and complexity of our business could make it susceptible to various claims, both in litigation and binding arbitration proceedings, legal proceedings and government investigations, due to the heightened regulatory scrutiny following the recent disruptions in the crypto asset markets. We believe that since cryptocurrency mining, and the digital asset industry generally, is a relatively new business sector, it is more likely subject to government investigation and regulatory determination, particularly following the bankruptcy filings of FTX and its affiliated hedge fund Alameda Research LLC, in addition to other bankruptcy filings of crypto companies throughout 2022 and 2023. Any claims, regulatory proceedings or litigation that could arise in the course of our business could have a material adverse effect on our business or operations, or the industry as a whole.

Blockchain technology may expose us to specially designated nationals or blocked persons or cause us to violate provisions of law.

We are subject to the rules enforced by OFAC, including regarding sanctions and requirements not to conduct business with persons named on its specially designated nationals list. However, because of the pseudonymous nature of blockchain transactions, we may inadvertently and without our knowledge engage in transactions with persons named on OFAC’s specially designated nationals list, which may expose us to regulatory sanctions and adversely affect our business, financial condition and results of operations.

Our business and financial condition may be materially adversely affected by increased regulation of energy sources.

Our bitcoin mining activities are powered primarily by renewable energy sources. While renewable energy generally is less exposed to carbon pricing and underlying commodity price risks of fossil fuels, there is a risk that regulatory constraints placed on energy intense industries may restrict the operation of, or increase the cost of operating, data centers and bitcoin mining activities. Additionally, although we target markets with high levels of renewable energy penetration and our energy is primarily sourced from renewable sources, we currently rely on non-renewable energy sources for approximately 26% of our data center energy needs. Governmental authorities have and may continue to pursue and implement legislation and regulation that seeks to limit the amount of carbon dioxide produced from electricity generation, which, in the event any of our data centers are powered by non-renewable energy sources, would affect our ability to source electricity from fossil fuel-fired electric generation in a potentially material adverse manner. For example, in November 2022, New York passed a law banning certain bitcoin mining operations that run on carbon-based power sources. For the next two years, unless a company engaged in proof-of-work mining, such as ours, which requires sophisticated gear and large amounts of electricity, uses 100% renewable energy, it will not be allowed to expand or renew permits, and new entrants will not be allowed to come online. Potential increases in costs arising from compliance and environmental monitoring may adversely affect our operations and financial performance.

If we were deemed an “investment company” under the 1940 Act, applicable restrictions could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business.

An issuer will generally be deemed to be an “investment company” for purposes of the 1940 Act if:

•
it is an “orthodox” investment company because it is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities; or
•
it is an inadvertent investment company because, absent an applicable exemption, it owns or proposes to acquire “investment securities” having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis.

We believe that we are not and will not be primarily engaged in the business of investing, reinvesting or trading in securities, and we do not hold ourselves out as being engaged in those activities. We intend to hold ourselves out as a bitcoin mining business. Accordingly, we do not believe that we are an “orthodox” investment company as described in the first bullet point above.

Furthermore, while certain cryptocurrencies may be deemed to be securities, we do not believe that certain other cryptocurrencies, in particular bitcoin, are securities. Our mining activities currently focus on bitcoin, which we believe should not be treated as an investment security for purposes of the 1940 Act. Therefore, we believe that less than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis will comprise certain other cryptocurrencies or assets that could be considered investment securities. Accordingly, we do not believe that we are an inadvertent investment company by virtue of the 40% inadvertent investment company test as described in the second bullet point above. However, although the SEC and courts are providing increasing guidance on the treatment of digital assets for purposes of federal securities law, this continues to be an evolving area of law. Previous statements by the SEC that bitcoin should not be considered a security are not official policy statements by the

SEC and reflect only the speakers’ views, which are not binding on the SEC or any other agency or court. Therefore, it is possible that the SEC or a court could take a position that bitcoin constitutes an investment security for purposes of the 1940 Act, which might require us to register as an investment company.

If we were to be deemed an inadvertent investment company, we may seek to rely on Rule 3a-2 under the 1940 Act, which allows an inadvertent investment company a grace period of one year from the earlier of (a) the date on which the issuer owns securities and/or cash having a value exceeding 50% of the issuer’s total assets on either a consolidated or unconsolidated basis or (b) the date on which the issuer owns or proposes to acquire investment securities having a value exceeding 40% of the value of such issuer’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. We are putting in place policies that we expect will work to keep the investment securities held by us at less than 40% of our total assets, which may include acquiring assets with our cash, liquidating our investment securities or seeking no-action relief or exemptive relief from the SEC if we are unable to acquire sufficient assets or liquidate sufficient investment securities in a timely manner. As Rule 3a-2 is available to an issuer no more than once every three years, and assuming no other exclusion were available to us, we would have to keep within the 40% limit for at least three years after we cease being an inadvertent investment company. This may limit our ability to make certain investments or enter into joint ventures that could otherwise have a positive impact on our earnings. In any event, we do not intend to become an investment company engaged in the business of investing and trading securities.

Finally, we believe we are not an investment company under Section 3(b)(1) of the 1940 Act because we are primarily engaged in a non-investment company business.

The 1940 Act and the rules thereunder contain detailed parameters for the organization and operations of investment companies. Among other things, the 1940 Act and the rules thereunder limit or prohibit transactions with affiliates, impose limitations on the issuance of debt and equity securities, prohibit the issuance of stock options, and impose certain governance requirements. We intend to continue to conduct our operations so that we will not be deemed to be an investment company under the 1940 Act. However, if anything were to happen that would cause us to be deemed to be an investment company under the 1940 Act, requirements imposed by the 1940 Act, including limitations on our capital structure, ability to transact business with affiliates and ability to compensate key employees, could make it impractical for us to continue our business as currently conducted, impair the agreements and arrangements between and among us and our senior management team. Compliance with the requirements of the 1940 Act applicable to registered investment companies may make it difficult for us to continue our current operations or our operations as a company that is engaged in the business of developing data center infrastructure and in activities related to bitcoin mining, and this would materially and adversely affect our business, financial condition and results of operations.

If we were required to register as an investment company but failed to do so, the consequences could be severe. Among the various remedies it may pursue, the SEC may seek an order of a court to enjoin us from continuing to operate as an unregistered investment company. In addition, all contracts that we have entered into in the course of our business, including securities that we have offered and sold to investors, will be rendered unenforceable except to the extent of any equitable remedies that might apply. An affected investor in such case may pursue the remedy of rescission.

Any change in the interpretive positions of the SEC or its staff with respect to cryptocurrencies or digital asset mining firms could have a material adverse effect on us.

We intend to conduct our operations so that we are not required to register as an investment company under the 1940 Act. Specifically, we do not believe that bitcoin is a security. The SEC staff has not provided guidance with respect to the treatment of digital assets under the 1940 Act. To the extent the SEC staff publishes new guidance with respect to these matters, we may be required to adjust our strategy or assets accordingly. There can be no assurance that we will be able to maintain our exclusion from registration as an investment company under the 1940 Act. In addition, continuously seeking to avoid the need to register under the 1940 Act may limit our ability to engage in cryptocurrency mining operations or otherwise make certain investments, and these limitations could result in our holding assets we may wish to sell or selling assets we may wish to hold, which could materially and adversely affect our business, financial condition and results of operations.

If regulatory changes or interpretations of our activities require us to register under the regulations promulgated by FinCEN under the authority of the BSA, or otherwise under state laws, we may incur significant compliance costs, which could be substantial or cost-prohibitive. If we become subject to these regulations, our costs in complying with them may have a material negative effect on our business and the results of its operations.

Cryptocurrencies are treated as “money” by FinCEN, and businesses engaged in the transfer of money or other payments services are subject to registration and licensure requirements at the U.S. federal level and also under U.S. state laws. While FinCEN has issued guidance that cryptocurrency mining, without engagement in other activities, generally does not require registration and licensure with FinCEN, this could be subject to change as FinCEN and other regulatory agencies continue their scrutiny of the bitcoin network and digital assets generally. To the extent that our business activities cause us to be deemed a “money services business” under the regulations promulgated by FinCEN under the authority of the BSA, we may be required to comply with FinCEN regulations, including those that would mandate us to implement anti-money laundering programs, make certain reports to FinCEN and maintain certain records.

To the extent that our activities would cause us to be deemed a “money transmitter” (“MT”) or equivalent designation, under state law in any state in which we may operate, we may be required to seek a license or otherwise register with a state regulator and comply with state regulations that may include the implementation of anti-money laundering programs, maintenance of certain permissible investments in relation to the customer funds that we hold, recordkeeping and other operational requirements. For example, in August 2015, the New York State Department of Financial Services enacted the first U.S. regulatory framework for licensing participants in “virtual currency business activity.” The regulations, known as the “BitLicense,” are intended to focus on consumer protection and regulate the conduct of businesses that are involved in “virtual currencies” in New York or with New York customers and prohibit any person or entity involved in such activity to conduct activities without a license.

Such additional federal or state regulatory obligations may cause us to incur extraordinary expenses. Furthermore, we may not be capable of complying with certain federal or state regulatory obligations applicable to money services businesses and MTs. If we are deemed to be subject to and determine we are not able to comply with such additional regulatory and registration requirements, we may act to dissolve and liquidate.

The application of the Commodity Exchange Act (“CEA”) and the regulations promulgated thereunder by the CFTC to our business is unclear and is subject to change in a manner that is difficult to predict. To the extent we are deemed to be or subsequently become subject to regulation by the CFTC in connection with our business activities, we may incur additional regulatory obligations and compliance costs, which may be significant.

The CFTC has stated and judicial decisions involving CFTC enforcement actions have confirmed that bitcoin and other digital assets fall within the definition of a “commodity” under the CEA, and the regulations promulgated by the CFTC thereunder (“CFTC Rules”). As a result, the CFTC has general enforcement authority to police against manipulation and fraud in the spot markets for bitcoin and other digital assets. From time to time, manipulation, fraud and other forms of improper trading by other participants involved in the markets for bitcoin and other digital assets have resulted in, and may in the future result in, CFTC investigations, inquiries, enforcement action, and similar actions by other regulators, government agencies and civil litigation. Such investigations, inquiries, enforcement actions and litigation may cause negative publicity for bitcoin and other digital assets, which could adversely impact mining profitability.

In addition to the CFTC’s general enforcement authority to police against manipulation and fraud in spot markets for bitcoin and other digital assets, the CFTC has regulatory and supervisory authority with respect to commodity futures, options, and/or swaps (“Commodity Interests”) and certain transactions in commodities offered to retail purchasers on a leveraged, margined, or financed basis. Although we do not currently engage in such transactions, changes in our activities, the CEA, CFTC Rules, or the interpretations and guidance of the CFTC may subject us to additional regulatory requirements, licenses and approvals which could result in significant increased compliance and operational costs.

Furthermore, trusts, syndicates and other collective investment vehicles operated for the purpose of trading in Commodity Interests may be subject to regulation and oversight by the CFTC and the National Futures Association (“NFA”) as “commodity pools”. If our mining activities or transactions in bitcoin and other digital assets were deemed by the CFTC to involve Commodity Interests and the operation of a commodity pool for our shareholders, we could be subject to regulation as a commodity pool operator and required to register as such. Such additional registrations may result in increased expenses, thereby materially and adversely impacting an investment in our securities. If we determine it is not practicable to comply with such additional regulatory and registration requirements, we may seek to cease certain of our operations. Any such action may adversely affect an investment in our business.

While we are not aware of any provision of the CEA or CFTC Rules currently applicable to the mining of bitcoin and other digital assets, this is subject to change. We cannot be certain how future changes in legislation, regulatory developments, or changes in CFTC Rules, interpretations and policy may impact the treatment of digital assets and the mining of digital assets. Any resulting requirements that apply to or relate to our mining activities or our transactions in bitcoin and digital assets may cause us to incur additional extraordinary, non-recurring expenses, thereby materially and adversely impacting an investment in our securities.

Bitcoin’s status as a “security” in any relevant jurisdiction is subject to a high degree of uncertainty and if we are unable to properly characterize bitcoin, we may be subject to regulatory scrutiny, investigations, fines and other penalties, which may adversely affect our business, operating results and financial condition. Furthermore, a determination that bitcoin is a “security” may adversely affect the value of bitcoin and our business.

The SEC and its staff have taken the position that certain digital assets fall within the definition of a “security” under the U.S. federal securities laws. The legal test for determining whether any given digital asset is a security is a highly complex, fact-driven analysis that may evolve over time, and the outcome is difficult to predict. The SEC generally does not provide advance guidance or confirmation on the status of any particular digital asset as a security. Furthermore, the SEC’s views in this area have evolved over time and it is difficult to predict the direction or timing of any continuing evolution. It is also possible that a change in the governing administration or the appointment of new SEC commissioners could substantially impact the views of the SEC and its staff.

Public statements made by some senior officials at the SEC indicate that the SEC does not intend to take the position that bitcoin and Ethereum (as currently offered and sold) are securities under the federal securities laws. However, such statements are not official policy statements by the SEC and reflect only the speakers’ views, which are not binding on the SEC or any other agency or court and cannot be generalized to any other digital asset. As of the date of this Annual Report, with the exception of certain centrally issued digital assets that have received “no-action” letters from the SEC staff, bitcoin and Ethereum are the only digital assets which senior officials at the SEC have publicly stated are unlikely to be considered securities. With respect to all other digital assets, there is no certainty under the applicable legal test that such assets are not securities, notwithstanding the conclusions we may draw based on our risk-based assessment regarding the likelihood that a particular digital asset could be deemed a security under applicable laws.

Any enforcement action by the SEC or any international or state securities regulator asserting that bitcoin is a security, or a court decision to that effect, would be expected to have an immediate material adverse impact on the trading value of bitcoin, as well as our business. This is because the business models behind most digital assets are incompatible with regulations applying to transactions in securities. If a digital asset is determined or asserted to be a security, it is likely to become difficult or impossible for the digital asset to be traded, cleared or custodied through the same channels used by non-security digital assets, which in addition to materially and adversely affecting the trading value of the digital asset is likely to significantly impact its liquidity and market participants’ ability to convert the digital asset into U.S. dollars and other currencies.

The regulatory regime governing bitcoin is uncertain, and new regulations or policies may alter our business practices with respect to bitcoin.

The determination as to whether bitcoin is a security is a fact-driven analysis and the outcome may be difficult to predict. While we have determined that we do not offer digital securities, the SEC could take a position that bitcoin mined by us are deemed “securities” under its definition and interpretation. We have policies and procedures in place that are intended to enable it to make a risk-based assessment regarding the likelihood that a bitcoin could be deemed a security under applicable laws. These policies and procedures are not legal determinations as to whether or not bitcoin is a security under federal securities laws nor are they binding on regulators. These policies and procedures include (1) internally evaluating whether a digital asset is included in the lists of instruments making up the definition of “security” in the Securities Act, the Exchange Act and the 1940 Act, (2) communicating with our general counsel, outside counsel, and other advisors, and (3) following recent SEC guidance on whether a digital asset, specifically bitcoin, falls within the definition of a “security” under the U.S. federal securities laws. We believe that our process reflects a comprehensive and thoughtful analysis and is reasonably designed to facilitate consistent application of available legal guidance to bitcoin to facilitate informed risk-based business judgment. However, we recognize that the application of securities laws to the specific facts and circumstances of bitcoin may be complex and subject to change, and that our listing determination does not guarantee any conclusion under the U.S. federal securities laws. The SEC has not made any statement as to whether the bitcoin that we mine are or are not digital securities. There is no certainty that bitcoin is not a security, notwithstanding the conclusions drawn based on our risk-based assessment. We could be subject to legal or regulatory action in the event a regulatory authority or court were to determine that a bitcoin that we mine is a security under applicable laws.

There can be no assurances that we will properly characterize bitcoin as a security or non-security, or that the SEC, other regulatory authorities, or a court, if the question was presented to it, would agree with our assessment. If the SEC, other regulatory authority, or a court were to determine that the bitcoin that we mine is a security, we would not be able to mine such bitcoin until we are able to do so in a compliant manner.

If bitcoin is deemed to be a security under any U.S. federal, state or foreign jurisdiction, or in a proceeding in a court of law or otherwise, it may have adverse consequences for bitcoin, and we could be subject to legal or regulatory action. Moreover, the networks on which bitcoin are utilized may be required to be regulated as securities intermediaries, and subject to applicable rules, which could effectively render the network impracticable for its existing purposes. Further, it could draw negative publicity and a decline in the general acceptance of bitcoin. Also, it may make it difficult for bitcoin to be mined, traded, cleared, and custodied as compared to other digital assets that are not considered to be securities.

As bitcoin and cryptocurrency business activities grow in popularity and market size, and as new cryptocurrency businesses and technologies emerge and proliferate, foreign, federal, state, and local regulators can be expected to revisit and update their laws and policies. Changes in this regulatory environment, including changing interpretations and the implementation of new or varying regulatory requirements by the government, may significantly affect or change the manner in which we currently conduct some aspects of our business.

We are subject to governmental regulation and other legal obligations related to data privacy, data protection and information security. If we are unable to comply with these, we may be subject to governmental enforcement actions, litigation, fines and penalties or adverse publicity.

We collect and process data, including personal, financial and confidential information about individuals, including our employees and business partners. The collection, use, processing and storage of such data about individuals are governed by data privacy laws, regulations, guidelines and rules. We do not currently have any formal data privacy policies and procedures in place and have not completed an assessment of whether we are in compliance with all applicable data privacy laws and regulations. Data privacy laws and regulations are complex, continue to evolve, and on occasion may be inconsistent between jurisdictions leading to uncertainty in interpreting such laws and it is possible that these laws, regulations and requirements may be interpreted and applied in a manner that is inconsistent with our existing information processing practices, and many of these laws are significantly litigated and/or subject to regulatory enforcement. The implication of this includes that various federal, state and foreign legislative or regulatory bodies may enact or adopt new or additional laws and regulations concerning data privacy, data retention, data transfer and data protection. Such laws may continue to add to our compliance costs, restrict or dictate how we collect, maintain, combine and disseminate information and could have a material adverse effect on our business, results of operations, financial condition and prospects.

In the United States, according to the Federal Trade Commission (“FTC”), failure to take appropriate steps to keep consumers’ personal information secure constitutes unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act, 15 U.S.C. § 45(a). The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Individually identifiable health information is considered sensitive data that merits stronger safeguards. State privacy and security laws vary from state to state and, in some cases, can impose more restrictive requirements than U.S. federal law. For example, California enacted the California Consumer Privacy Act (“CCPA”) on June 28, 2018, which went into effect on January 1, 2020. The CCPA creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal data. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability, and many similar laws have been proposed and/or enacted in other states and at the federal level.

Any actual or perceived failure by us or the third parties with whom we work to comply with data privacy laws, regulations, guidelines, rules or industry standards, or any security incident that results in the unauthorized release or transfer of personally identifiable information, may result in governmental enforcement actions and investigations including by U.S. federal and state regulatory authorities, fines and penalties, litigation and/or adverse publicity, including by consumer advocacy groups, and could cause our customers to lose trust in us, which could harm our reputation and have a material adverse effect on our business, reputation, results of operations, financial condition and prospects.

Due to the unregulated nature and lack of transparency surrounding the operations of many bitcoin trading venues, they may experience fraud, security failures or operational problems, which may adversely affect the value of our bitcoin holdings.

Bitcoin trading venues are relatively new and, in some cases, unregulated. Furthermore, there are many bitcoin trading venues which do not provide the public with significant information regarding their ownership structure, management teams, corporate practices and regulatory compliance. As a result, the marketplace may lose confidence in bitcoin trading venues, including prominent exchanges that handle a significant volume of bitcoin trading.

Negative perception, a lack of stability in the broader bitcoin markets and the closure or temporary shutdown of bitcoin trading venues due to fraud, business failure, hackers or malware or government-mandated regulation may reduce confidence in bitcoin and result in greater volatility in the prices of bitcoin. To the extent investors view our securities as linked to the value of our bitcoin holdings, these potential consequences of a bitcoin trading venue’s failure could have a material adverse effect on the market value of our securities.

We are subject to environmental, health and safety laws and regulations, including applicable zoning and building codes, that may expose us to significant liabilities for penalties, damages or costs of remediation or compliance.

Our operations and properties are subject to laws and regulations governing health and safety, the discharge of pollutants into the environment or otherwise relating to health, safety and environmental protection requirements in the countries and localities in which we operate. These laws and regulations may impose numerous obligations that are applicable to us, including acquisition of a permit or other approval before conducting construction or regulated activities; limitation or prohibition of construction and operating activities in environmentally sensitive areas, such as wetlands or areas with endangered plants or species; imposition of specific health and safety standards addressing worker protection; imposition of certain zoning building code standards for the sites at which we operate; and imposition of significant liabilities for pollution, including investigation, remedial and clean-up costs. Failure to comply with these requirements may expose us to fines, penalties and/or interruptions in our operations, among other sanctions, that could have a material adverse effect on our financial position, results of operations and cash flows. Certain environmental laws may impose strict, joint and several liability for costs required to clean up and restore sites where hazardous substances have been disposed or otherwise released into the environment, even under circumstances where the hazardous substances were released by prior owners or operators or the activities conducted and from which a release emanated complied with applicable law. Failure to secure renewal of permits or tightening of restrictions within our existing permits, or the failure to meet the zoning and building code standards imposed by regulations applicable to our sites, could have a material adverse effect on our business or cause us to incur material expenses. Moreover, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by noise or the release of hazardous substances into the environment.

The trend in environmental regulation has been to place more restrictions and limitations on activities that may be perceived to impact the environment, and thus there can be no assurance as to the amount or timing of future expenditures for environmental regulation compliance or remediation. New or revised laws and regulations that result in increased compliance costs or additional operating restrictions, or the incurrence of environmental liabilities, could have a material adverse effect on our financial position, results of operations and cash flows.

The regulatory and legislative developments related to climate change, may materially adversely affect our brand, reputation, business, financial condition and results of operations.

A number of governments or governmental bodies have introduced or are contemplating legislative and regulatory changes in response to the increasing focus on climate change and its potential impact, including from governmental bodies, interest groups and stakeholders. Despite our sustainability objectives in sourcing electricity from renewable energy sources, given the very significant amount of electrical power required to operate bitcoin mining machines, as well as the environmental impact of mining for the rare earth metals used in the production of mining servers, the bitcoin mining industry may become a target for future environmental and energy regulation. Legislation and increased regulation regarding climate change could impose significant costs on us and our suppliers, including costs related to increased energy requirements, capital equipment, environmental monitoring and reporting, costs to purchase renewable energy credits or allowances and other costs to comply with such regulations. Specifically, imposition of a tax or other regulatory fee in a jurisdiction where we operate or on electricity that we purchase could result in substantially higher energy costs, and due to the significant amount of electrical power required to operate bitcoin mining machines, could in turn put our facilities at a competitive disadvantage. Any future climate change regulations could also negatively impact our ability to compete with companies situated in areas not subject to such limitations.

Given the political significance and uncertainty around the impact of climate change and how it should be addressed, we cannot predict how legislation and regulation will affect our financial condition, operating performance and ability to compete. Furthermore, even without such regulation, increased awareness and any adverse publicity in the global marketplace about potential impacts on climate change by us or other companies in our industry could harm our reputation. Any of the foregoing could have a material adverse effect on our business, financial position and results of operations.

Concerns about greenhouse gas emissions and global climate change may result in environmental taxes, charges, assessments or penalties and could have a material adverse effect on our business, financial condition and results of operations.

The effects of human activity on global climate change have attracted considerable public and scientific attention, as well as the attention of the United States and other foreign governments. Efforts are being made to reduce greenhouse gas emissions, particularly those from coal combustion power plants, some of which plants we may rely upon for power. The added cost of any environmental taxes, charges, assessments or penalties levied on such power plants could be passed on to us, increasing the cost to run our facilities. Any enactment of laws or promulgations of regulations regarding greenhouse gas emissions by the United States, or any domestic or foreign jurisdiction in which we conduct business, could have a material adverse effect on our business, financial condition or results of operations.

Increasing scrutiny and changing expectations from investors, lenders, customers, government regulators and other market participants with respect to our Environmental, Social and Governance (“ESG”) policies may impose additional costs on us or expose us to additional risks.

Certain institutional investors, investor advocacy groups, investment funds, creditors and other influential financial markets participants have become increasingly focused on companies’ ESG practices in evaluating their investments and business relationships, including the impact of bitcoin mining operations on the environment. Certain organizations also provide ESG ratings, scores and benchmarking studies that assess companies’ ESG practices. Although there are no universally adopted standards for such ratings, scores or benchmarking studies, they are used by some investors to inform their investment and voting decisions. It is possible that our future shareholders or organizations that report on, rate or score ESG practices will not be satisfied with our ESG strategy or performance. Unfavorable press about or ratings or assessments of our ESG strategies or practices, regardless of whether or not we comply with applicable legal requirements, may lead to negative investor sentiment toward us, which could have a negative impact on our stock price and our access to and cost of capital.

Additionally, in February 2021, the Acting Chair of the SEC issued a statement directing the Division of Corporation Finance to enhance its focus on climate-related disclosure in public company filings and in March 2021 the SEC announced the creation of a Climate and ESG Task Force in the Division of Enforcement. The increased focus and activism related to ESG may hinder our access to capital, as investors and lenders may reconsider their capital investment allocation as a result of their assessment of our ESG practices. If we do not adapt to or comply with investor, lender or other industry shareholder expectations and standards and potential government regulations, which are evolving but may relate to the suitable deployment of electric power, or which are perceived to have not responded appropriately to the growing concern for ESG issues, our reputation could suffer which would have a material adverse effect on our business, financial condition and results of operations.

Our compliance and risk management methods might not be effective and may result in outcomes that could adversely affect our reputation, operating results and financial condition.

Our ability to comply with applicable complex and evolving laws, regulations and rules is largely dependent on the establishment and maintenance of our compliance, audit and reporting systems, as well as our ability to attract and retain qualified compliance and other risk management personnel. We cannot assure you that our policies and procedures will be effective or that we will be successful in monitoring or evaluating the risks to which we are or may be exposed in all market environments or against all types of risks, including unidentified or unanticipated risks. Our risk management policies and procedures rely on a combination of technical and human controls and supervision that are subject to error and failure. Some of our methods for managing risk are discretionary by nature and are based on internally developed controls and observed historical market behavior, and also involve reliance on standard industry practices. These methods may not adequately prevent losses, particularly as they relate to extreme market movements, which may be significantly greater than historical fluctuations in the market. Our risk management policies and procedures also may not adequately prevent losses due to technical errors if our testing and quality control practices are not effective in preventing failures. In addition, we may elect to adjust our risk management policies and procedures to allow for an increase in risk tolerance, which could expose us to the risk of greater losses.

Risks Related to Intellectual Property

If we are unable to protect the confidentiality of our trade secrets or other intellectual property rights, our business and competitive position could be harmed.

Our ability to conduct our business in a profitable manner relies in part on our proprietary methods and designs, which we primarily protect as trade secrets. We rely upon trade secret and other intellectual property laws, physical and technological security measures and contractual commitments to protect our trade secrets and other intellectual property rights, including entering into non-disclosure agreements with employees, consultants and third parties with access to our trade secrets. However, such measures may not provide adequate protection and the value of our trade secrets could be lost through misappropriation or breach of our confidentiality agreements. For example, an employee with authorized access may misappropriate our trade secrets and provide them to a competitor, and the recourse we take against such misconduct may not provide an adequate remedy to protect our interests fully, because enforcing a claim that a party illegally disclosed or misappropriated a trade secret can be difficult, expensive and time consuming, and the outcome is unpredictable. Thus, if any of our trade secrets were to be disclosed or misappropriated, our competitive position could be harmed. In addition to the risk of misappropriation and unauthorized disclosure, our competitors may develop similar or better methods independently in a manner that could prevent legal recourse by us, which could result in costly product redesign efforts, discontinuance of certain product offerings or other competitive harm. Furthermore, any of our intellectual property rights could be challenged, invalidated, circumvented, infringed, diluted, disclosed or misappropriated and adequate legal recourse may be unavailable. Thus, there can be no assurance that our trade secrets or other intellectual property rights will be sufficient to protect against competitors operating their business in a manner that is substantially similar to us.

We may infringe on third-party intellectual property rights or other proprietary rights, which could have a material adverse effect on our business, financial condition and results of operations.

Our commercial success depends on our ability to operate without infringing third-party intellectual property rights or other proprietary rights. For example, there may be issued patents of which we are not aware that our services or products infringe on. Also, there may be patents we believe we do not infringe on, but that we may ultimately be found to by a court of law or government regulatory agency. Moreover, patent applications are in some cases maintained in secrecy until patents are issued. Because patents can take many years to issue, there may be currently pending applications of which we are unaware that may later result in issued patents that our services or products allegedly infringe on.

Third parties could accuse us of misappropriating their trade secrets. Any claims of patent infringement or trade secret misappropriation, even claims without merit, could be costly and time-consuming to defend and could require us to divert resources away from operations. In addition, if any third party has a meritorious or successful claim that we are infringing their intellectual property, we may be forced to redesign our operations or secure a license from such third parties, which may be costly or impractical. We also may be subject to significant damages or injunctions that may cause a material adverse effect to our business and operations, if we cannot license or develop an alternative for any infringing aspect of its business, and may result in a material loss in revenue, which could adversely affect the trading price of our shares and harm our investors.

Risks Related to Ownership of Our Securities

A market for our securities may not continue, which would adversely affect the liquidity and price of our securities.

The price of our securities may fluctuate significantly due to the market’s reaction to the Merger and general market and economic conditions. An active trading market for our securities may never develop or, if developed, it may not be sustained. In addition, the price of our securities can vary due to general economic conditions and forecasts, our general business condition and the release of our financial reports. Additionally, if our securities are not listed on, or become delisted from The Nasdaq Global Market or Cboe Canada for any reason, the liquidity and price of our securities may be more limited than if we were quoted or listed on The Nasdaq Global Market or Cboe Canada, or another securities exchange. You may be unable to sell your securities unless a market can be established or sustained.

The market price of our common stock may be volatile.

Fluctuations in the price of our securities could contribute to the loss of all or part of your investment. Immediately prior to the Merger, there had not been a public market for GRIID’s securities and trading in the shares of Adit’s common stock had not been active. Accordingly, the valuation ascribed to GRIID’s and Adit’s common stock in the Merger may not be indicative of the price of our common stock. As a result, the trading price of our securities could be volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control. Any of the factors listed below could have a material adverse effect on your investment in our securities and our securities may trade at prices significantly below the price you paid for them. In such circumstances, the trading price of our securities may not recover and may experience a further decline.

Factors affecting the trading price of our securities may include:

•
fluctuations in the price of bitcoin;
•
price fluctuations in the wholesale and retail power markets;
•
climate change, acts of God, utility equipment failure or scheduled and unscheduled maintenance that result in electricity outages to the utility’s or the broader electrical network’s facilities;
•
demand for transactions in bitcoin declines and/or is replaced by new demand for other cryptocurrencies;
•
disruptions or security breaches that result in a loss or damage to our network;
•
actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;
•
changes in the market’s expectations about our operating results;
•
the public’s reaction to our press releases, our other public announcements and our filings with the SEC;
•
speculation in the press or investment community;
•
success of competitors;
•
our operating results failing to meet the expectation of securities analysts or investors in a particular period;

•
changes in financial estimates and recommendations by securities analysts concerning us or the market in general;
•
operating and stock price performance of other companies that investors deem comparable to the surviving company;
•
changes in laws and regulations affecting our business;
•
commencement of, or involvement in, litigation involving us;
•
changes in the surviving company’s capital structure, such as future issuances of securities or the incurrence of additional debt;
•
the volume of shares of our common stock available for public sale;
•
any major change in our board of directors or management;
•
sales of substantial amounts of common stock by our directors, officers or significant stockholders or the perception that such sales could occur;
•
the realization of any of the risk factors presented in this Annual Report;
•
additions or departures of key personnel;
•
failure to comply with the requirements of The Nasdaq Global Market, Cboe Canada or other securities exchanges on which our common stock is then listed;
•
failure to comply with the provisions of the Sarbanes-Oxley Act or other laws or regulations;
•
actual, potential or perceived control, accounting or reporting problems;
•
changes in accounting principles, policies and guidelines; and
•
general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations and health epidemics and pandemics, including COVID-19, acts of war or terrorism.

Broad market and industry factors may materially harm the market price of our securities irrespective of our operating performance. The stock market in general has experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected such as continued industry-wide fallout from the Chapter 11 bankruptcy filings of FTX, including its affiliated hedge fund Alameda Research LLC, crypto hedge fund Three Arrows and crypto lenders Celsius, Voyager, BlockFi and Genesis, as well as the many risk factors listed in this Annual Report. The market price of our common stock could be subject to extreme volatility and fluctuations in response to recent industry-wide developments beyond our control. Although we do not have any direct exposure to any of the cryptocurrency market participants that filed for Chapter 11 bankruptcy, including FTX and Genesis, Genesis is owned by Digital Currency Group Inc., who also owns Foundry, one of our custodians. Currently we believe that we are not subject to any material risks arising from our indirect exposure to Genesis. We also have no direct exposure to any of the cryptocurrency market participants who are known to have experienced suspended withdrawals or have crypto assets of their customers unaccounted for, and we do not have any assets, material or otherwise, that may not be recovered due to these bankruptcies or excessive or suspended redemptions. Even though GRIID did not have, and we do not have, direct exposure to any of the events described above, the price of our securities may still not be immune to unfavorable investor sentiment resulting from these recent developments in the broader cryptocurrency industry.

Additionally, the trading price of our securities may be increasingly correlated to the trading prices of bitcoin. Bitcoin companies’ stocks have shown volatility relative to bitcoin. Bitcoin and other cryptocurrency market prices, which have historically been volatile and are impacted by a variety of factors (including those discussed herein), are determined primarily using data from various exchanges, over-the-counter markets and derivative platforms. As noted elsewhere herein, while we do not have any direct exposure to the cryptocurrency market participants that filed for Chapter 11 bankruptcy, the failure or insolvency of such participants may cause the price of bitcoin to fall and decrease confidence in the cryptocurrency industry, which could negatively impact our stock price. Furthermore, such prices may be subject to factors such as those that impact commodities, more so than business activities, which could be subjected to additional influence from fraudulent or illegitimate actors, real or perceived scarcity, and political, economic, regulatory or other conditions. Pricing may be the result of, and may continue to result in, speculation regarding future appreciation in the value of bitcoin, or our stock price, inflating and making their market prices more volatile.

In the past, securities class action litigation has often been initiated against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs and divert our management’s attention and resources, and could also require us to make substantial payments to satisfy judgments or to settle litigation.

If securities or industry analysts do not publish, or cease publishing, research or reports about us, our business, or our market, or if they change their recommendations regarding our common stock adversely, then the price and trading volume of our common stock could decline.

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts may publish about us, our business, our market, or our competitors. If no securities or industry analysts commence coverage of us, our stock price and trading volume would likely be negatively impacted. If any of the analysts who may cover us change their recommendation regarding our stock adversely, or provide more favorable relative recommendations about our competitors, the price of our common stock would likely decline.

We may be unable to obtain additional financing to fund our operations and growth.

We may require additional financing to fund our operations or growth. While Adit and GRIID entered into the GEM Agreement to provide further liquidity to us after the completion of the Merger, there can be no guarantee that we will be able to secure additional financing on favorable terms, or at all. To the extent that cash on hand and cash generated from operations are not sufficient to fund capital requirements, or if we do not meet the conditions to sell shares to GEM Global under the GEM Agreement, we may require proceeds from asset sales, additional debt, equity financing or alternative financing structures. However, the opportunity to sell assets, obtain additional debt, equity financing, or access capital through other financing structures may not be available to us, whether due to negative investor sentiment from the Chapter 11 bankruptcy filings of various cryptocurrency market participants, including Genesis, FTX, BlockFi, Celsius, Voyager and Three Arrows, or adverse geopolitical or economic conditions, or, if available, may not be available on satisfactory terms. Additionally, our credit agreement may restrict our ability to obtain such financing. If we are unable to obtain additional capital, we may be forced to reduce or delay capital expenditures or change its business strategy, sell assets or restructure or refinance its indebtedness, all of which could have a material adverse effect on our business or financial condition None of our officers, directors or stockholders is required to provide any financing to us in connection with or after the Merger.

With the limited exceptions of the services performed under the HDP Agreement and the Mining Services Agreement as defined and described elsewhere in this Annual Report, we will mine only bitcoin solely for its own account (without customers or counterparties). We will not hold crypto assets on behalf of third parties or any customers and has no direct exposure (whether through deposits or otherwise) to any cryptocurrency market participants that filed for Chapter 11 bankruptcy or are known to have experienced excessive redemptions, suspended redemptions or have crypto assets of their customers unaccounted for. Additionally, our business in the commercial optimization of power is unaffected by the recent crypto industry market events. However, negative investor sentiment regarding the cryptocurrency industry at large may make it difficult for us to obtain additional financing on terms that are acceptable, or at all, which could affect our liquidity.

Changes in laws, regulations or rules, or a failure to comply with any laws, regulations or rules, may adversely affect our business, investments and results of operations.

We are subject to laws, regulations and rules enacted by national, regional and local governments, and The Nasdaq Global Market and Cboe Canada. In particular, we are required to comply with certain SEC, The Nasdaq Global Market, Cboe Canada and other legal or regulatory requirements. Compliance with, and monitoring of, applicable laws, regulations and rules may be difficult, time consuming and costly. Those laws, regulations or rules and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws, regulations or rules, as interpreted and applied, could have a material adverse effect on our business and results of operations.

The Warrants may never be in the money, may be exercised on a “cashless” basis, or may expire worthless and therefore we may not receive cash proceeds from the exercise of warrants.

We will receive up to an aggregate of approximately $242.3 million from the exercise of the Public Warrants and Private Placement Warrants, assuming the exercise in full of all of such warrants for cash. We will receive up to an aggregate of approximately $8,391,234 from the exercise of the GEM Warrant, assuming the exercise in full of such warrant for cash. To the extent that the Public Warrants, Private Placement Warrants and GEM Warrant are exercised on a “cashless” basis, we will not receive any proceeds from the exercise of such warrants. We expect to use the net proceeds from the exercise of the Warrants, if any, for working capital and general corporate purposes. We will have broad discretion over the use of proceeds from the exercise of the Warrants. However, there is no assurance that the holders of our Warrants will elect to exercise any or all of such Warrants. The cash proceeds associated with the exercises of the Warrants are dependent on the stock price inasmuch as the holders are unlikely to exercise their Warrants if the exercise price thereof is less than the price of our common stock at the time of exercise. In that circumstance, such holder may be less likely to exercise their Warrants as such holder would be selling at a loss if they exercised their Warrants and sold their common stock. Accordingly, we have not included the net proceeds from any exercise of the Warrants in our assessment of our liquidity and our ability to fund operations on a prospective basis. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth under “Risk Factors” elsewhere in this Annual Report.

We may amend the terms of the Public Warrants and the Private Placement Warrants in a manner that may be adverse to holders with the approval by the holders of at least a majority of the then-outstanding Public Warrants and Private Placement Warrants. As a result, the exercise price of a holder’s warrants could be increased, the exercise period could be shortened and the number of shares of our common stock purchasable upon exercise of such a warrant could be decreased, all without the approval of that warrant holder.

Our Public Warrants and Private Placement Warrants are issued in registered form under the amended and restated warrant agreement with Continental Stock Transfer & Trust Company (the “warrant agreement”). The warrant agreement provides that the terms of the Public Warrants and Private Placement Warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least a majority of the then-outstanding Public Warrants and Private Placement Warrants to make any change that adversely affects the interests of the registered holders. Accordingly, we may amend the terms of the Public Warrants and Private Placement Warrants in a manner adverse to a holder if holders of at least a majority of the then-outstanding Public Warrants and Private Placement Warrants approve of such amendment. Although our ability to amend the terms of the Public Warrants and Private Placement Warrants with the consent of at least a majority of the then-outstanding Public Warrants and Private Placement Warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the Public Warrants and Private Placement Warrants, shorten the exercise period or decrease the number of shares of common stock purchasable upon exercise of a Public Warrant or Private Placement Warrant.

We will have broad discretion over the use of proceeds from the exercise of Warrants, if any, and we may invest or spend the proceeds, if any, in ways with which investors do not agree and in ways that may not yield a return.

We will have broad discretion over the use of proceeds, if any, from the exercises of Warrants, if any. Investors may not agree with our decisions, and our use of the proceeds may not yield a return on investment. We intend to use these net proceeds for working capital and other general corporate purposes, which may include research and development, general and administrative matters and capital expenditures. However, the cash proceeds associated with the exercises of the Warrants are dependent on the stock price inasmuch as the holders are unlikely to exercise their Warrants if the exercise price thereof is less than the price of our common stock at the time of exercise. In that circumstance, such holder may be less likely to exercise their Warrants as such holder would be selling at a loss if they exercised their Warrants and sold their common stock. We may also use a portion of the net proceeds for the acquisition of, or investment in, complementary companies, products, services, technologies or assets. However, we have no current understandings, commitments or agreements to enter into any such acquisitions or make any such investments. Our use of these proceeds may differ substantially from our current plans. Our failure to apply the net proceeds from the exercises of Warrants effectively could impair our ability to pursue our growth strategy or could require us to raise additional capital.

As a result of the closing of the Merger, warrants became exercisable for our common stock, which, upon exercise, would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

We issued warrants to purchase 13,800,000 shares of common stock as part of our initial public offering and, on the initial public offering closing date, we issued warrants to Adit EdTech Sponsor, LLC ("the Sponsor") and our initial stockholders to purchase 7,270,000 shares of our common stock, in each case with a strike price of $11.50 per share. Such warrants became exercisable 30 days after the closing of the Merger.

We are entitled to draw down up to $200 million of gross proceeds from GEM Global in exchange for newly issued shares of our common stock at a price equal to 92% of the average closing bid price of our shares of our common stock on the Principal Market (as defined in the GEM Agreement) for a 30 trading-day period, subject to meeting the terms and conditions of the GEM Agreement. This facility is available for a period of 36 months from the closing date of the Merger. The limitations on the amount and frequency of the draws that we can make under the GEM Agreement, which include the requirement that (i) there be an effective registration statement covering the common stock to be issued under GEM Agreement and (ii) offering size restrictions relating to our trading volume, may affect the ability to draw under the GEM Agreement. Therefore, the proceeds, if any, under the GEM Agreement may be less than anticipated. As of the date of this Annual Report, we have drawn down on an aggregate of $4.3 million under the GEM Agreement.

Under the GEM Agreement, we are obligated to pay GYBL a commitment fee of $4 million, payable in cash or shares, and issue a warrant to GYBL exercisable for 1,733,726 shares of our common stock.

Issuances of our common stock pursuant to the GEM Agreement and exercises, if any, of the Warrants will result in dilution in equity ownership to the then-existing holders of our common stock and an increase in the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our common stock.

Anti-takeover provisions contained in our charter, as well as provisions of Delaware law, could impair a takeover attempt.

Our charter contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together, these provisions may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities. These provisions will include:

•
no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect candidates to serve as a director of our board of directors;
•
a classified board of directors with three-year staggered terms, which could delay the ability of stockholders to change the membership of a majority of our board of directors;
•
the exclusive right of our board of directors to fill newly created directorships and vacancies with respect to directors elected by the stockholders generally entitled to vote, which prevents stockholders from being able to fill vacancies on our board of directors;
•
the requirement that special meetings of stockholders may only be called by the Chairperson of our board of directors, our Chief Executive Officer or the majority of our board of directors, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors;
•
the requirement that any action required or permitted to be taken by our stockholders may be effected only at a duly called annual or special meeting of stockholders and may not be effected by any consent in writing;
•
the requirement that, amendments to certain provisions of the charter must be approved by the affirmative vote of the holders of at least 66 2/3% in voting power of our then-outstanding shares generally entitled to vote;
•
the requirement that amendments to the Amended and Restated Bylaws must be approved by our board of directors;
•
our authorized but unissued shares of common stock and preferred stock will be available for future issuances without stockholder approval and could be utilized for a variety of corporate purposes, including future offerings to raise additional capital, acquisitions and employee benefit plans, and the existence of authorized but unissued and unreserved shares of common stock and preferred stock could render more difficult or discourage an attempt to obtain control of us by means of a proxy contest, tender offer, merger or otherwise;
•
advance notice procedures set forth in the proposed bylaws that stockholders must comply with in order to nominate candidates to our board of directors or to propose other matters to be acted upon at a meeting of stockholders, which may discourage or deter a potential acquiror from conducting a solicitation of proxies to elect the acquiror’s own slate of directors or otherwise attempting to obtain control of us; and
•
an exclusive forum provision which will provide that, except for claims or causes of action brought to enforce a duty or liability created by the Securities Act or Exchange Act, and unless we consent in writing to the selection of an alternative forum, (i) any derivative claim or action or proceeding brought on behalf of us, (ii) any claim or action asserting a claim of breach of a fiduciary duty owed by a current or former director, officer, or other employee, agent or stockholder to us or our stockholders, (iii) any claim or action asserting a claim against us or any of our current or former directors, officers or employees arising pursuant to any provision of the DGCL, our charter or our Amended and Restated Bylaws (as each may be amended from time to time), (iv) any claim or cause of action seeking to interpret, apply, enforce or determine the validity of the charter or the Amended and Restated Bylaws (as each may be amended from time to time, including any right, obligations or remedy thereunder), (v) any claim or cause of action as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware, or (vi) any action asserting a claim against us, or any of our directors, officers or employees governed by the internal affairs doctrine or otherwise related to our internal affairs, in each case, will be required to be filed in the Court of Chancery of the State of Delaware (or, if the Court of Chancery of the State of Delaware lacks jurisdiction over any such action or proceeding, then another state court located within the State of Delaware, or if no state court located within the State of Delaware has jurisdiction over any such action or proceeding, then the United States District Court for the District of Delaware) and any appellate court therefrom.

Our charter contains a provision renouncing our interest and expectancy in certain corporate opportunities.

Our charter provides that the doctrine of corporate opportunity, or any other analogous doctrine, will not apply with respect to any of our officers or directors in circumstances where the application of any such doctrine would conflict with any fiduciary duties or contractual obligations they may have as of the date of the filing of the charter with the Secretary of State of the State of Delaware or in the future. Our charter also provides that the doctrine of corporate opportunity will not apply to any other corporate opportunity with respect to any of our directors or officers unless such corporate opportunity is offered to such person solely in his or her capacity as a director or officer and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue. These provisions of the charter create the possibility that a corporate opportunity of ours may be used for the benefit of our related parties.

The provision of our charter requiring exclusive forum in the state courts in the State of Delaware for certain types of lawsuits may have the effect of discouraging lawsuits against our directors and officers.

Our charter provides that, except for claims or causes of action brought to enforce a duty or liability created by the Securities Act or Exchange Act, and unless we consent in writing to the selection of an alternative forum, (i) any derivative action brought on behalf of us (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, or employees or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the DGCL, the charter or Amended and Restated Bylaws, or (iv) any action asserting a claim against us, our directors, officers or employees governed by the internal affairs doctrine and, if brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel except any action (x) as to which the Court of Chancery in the State of Delaware determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (y) which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery or (z) for which the Court of Chancery does not have subject matter jurisdiction. The exclusive forum provision described above does not apply to actions arising under the Exchange Act. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations promulgated thereunder. In addition, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations promulgated thereunder. There is uncertainty as to whether a court would enforce a forum selection clause in connection with claims arising under the Securities Act and the rules and regulations promulgated thereunder, and in any event, stockholders will not be deemed to have waived our compliance with the federal securities laws and the related rules and regulations.

Although we believe these exclusive forum provisions benefit us by providing increased consistency in the application of Delaware law, the exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers or stockholders, which may discourage lawsuits with respect to such claims. Further, in the event a court finds the exclusive forum provision contained in the charter to be unenforceable or inapplicable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.

The JOBS Act permits “emerging growth companies” like us to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies.

We currently qualify as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act. As such, we take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies for as long as we continue to be an emerging growth company, including: (i) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act; (ii) the exemptions from say-on-pay, say-on-frequency and say-on-golden parachute voting requirements; and (iii) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. As a result, our stockholders may not have access to certain information they deem important. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year: (a) following January 11, 2026, the fifth anniversary of our initial public offering; (b) in which we have total annual gross revenue of at least $1.235 billion; or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our prior second fiscal quarter, and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the exemption from complying with new or revised accounting standards provided in Section 7(a)(2)(B) of the Securities Act as long as it remains an emerging growth company. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such election to opt out is irrevocable. We have elected to avail ourselves of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

We cannot predict if investors will find our securities less attractive because we rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, there may be a less active trading market for our securities and the price of our securities may be more volatile or lower.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity.

As a vertically integrated self-hosted and self-mining Bitcoin miner, the stability and security of GRIID's operating environment, the protection of our intellectual property, and the integrity and cybersecurity practices of strategic third parties are critical. GRIID's information security program is designed to detect, respond to, and manage reasonably foreseeable cybersecurity risks and threats. To protect our systems from cybersecurity threats, we use various security tools that help prevent, escalate, investigate, and recover from identified vulnerabilities and security incidents in a timely manner. We also maintain a third-party risk management program to identify, prioritize, assess, mitigate, and remediate third-party risks; however, we rely on the third parties we use to implement security programs commensurate with their risk and cannot guarantee their efforts will be successful in all circumstances.

We regularly assess risks from cybersecurity and technology threats and monitor our systems for potential vulnerabilities and exploit attempts. We use a widely adopted risk quantification model to identify, measure, and prioritize cybersecurity and technology risks and develop related security controls and safeguards. We take a risk-based approach to regular reviews and tests of our information security program and also leverage tabletop and other exercises to evaluate the effectiveness of our information security program and improve our security measures and planning.

Our systems periodically experience directed attacks intended to lead to interruptions and delays in our service and operations as well as loss, misuse, or theft of personal information (of third parties and employees) and other data, confidential information, or intellectual property. To date, we have not identified any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced undetected cybersecurity incidents. For additional information about these risks, see Part I, Item 1A, "Risk Factors" in this Annual Report.

The Vice President of Information Security leads our information security program. Our VP of Information Security has over 20 years of industry experience, including serving in similar roles leading and evolving cybersecurity programs at other public companies. Regular reports are provided to senior management and other relevant teams on various cybersecurity threats, assessments, and findings.

As a newly public company, GRIID's Board of Directors will oversee our annual enterprise risk assessment, where we assess key risks within the company, including security and technology risks and cybersecurity threats. This oversight will include regular discussions on various cybersecurity matters, including risk assessments, mitigation strategies, areas of emerging risks, incidents and industry trends, and other areas of importance.

Item 2. Properties.

The following table sets forth selected information concerning our principal facilities, as of December 31, 2023.

Location	Owned/Leased	Approximate Size
Corporate Headquarters:
Cincinnati, Ohio	Leased	3,188 sq feet
Additional Facilities:
Lenoir City, Tennessee	Leased	5.13 acres
Rutledge, Tennessee	Leased	47,906 sq feet
Limestone, Tennessee	Leased	3.00 acres
Maynardville, Tennessee	Owned	1.50 acres
Austin, Texas	Leased	2,679 sq feet
Jackson, Tennessee	Owned	15.00 acres
Brownville, New York	Leased	1,292 sq feet

We believe our existing facilities are in good condition and suitable for the conduct of our business.

Item 3. Legal Proceedings.

On November 15, 2021, Washington County, Tennessee (the “County”) filed a complaint (Civil Action No. 21-CV-0664) (the “Zoning Complaint”) against Johnson City Energy Authority d/b/a BrightRidge (“BrightRidge”), alleging that Red Dog, as leasehold user of the property in Limestone, Tennessee owned by BrightRidge and subject to the Zoning Complaint, was in violation of County zoning rules by operating a blockchain verification data center on such property. The County sought an injunction of the operation by Red Dog of its blockchain verification data center on the property. BrightRidge subsequently filed a Motion to Dismiss for the failure to name a necessary party, Red Dog, as a defendant. On November 22, 2021, Red Dog filed a Motion to Intervene as a Party Defendant in connection with the Zoning Complaint.

On November 2, 2023, Red Dog, BrightRidge and the County entered into a settlement agreement pursuant to which: (i) Red Dog is allowed to operate its blockchain verification data center in Limestone, Tennessee through no later than March, 2026; (ii) Red Dog paid Washington County an upfront fine of $12,500 following entry of a court order dismissing the case; (iii) for each day that the blockchain verification data center continues to operate after entry of such order, Red Dog must pay Washington County $100, (iv) Red Dog will have 120 days from when it ceases operation to remove its equipment from the Limestone site; and (v) Red Dog and BrightRidge will pay for internet service for those Limestone residents that live near the Limestone site, splitting the expected cost of $150,000 evenly. On November 8, 2023, the Chancery Court for Washington County issued an order dismissing the case.

Except as set forth above, we are not involved in any legal proceedings that we believe could have a material adverse effect on our financial position or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of our executive officers, threatened against or affecting our Company or our officers or directors in their capacities as such.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock trades on The Nasdaq Global Market and Cboe Canada under the ticker symbol “GRDI” and our Public Warrants trade on The Nasdaq Global Market under the ticker symbol “GRDIW”.

Holders of Record of Our Common Stock

As of March 28, 2024 there were approximately 41 holders of record of our common stock and two holders of record of our warrants. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

Dividend Policy

We have historically not declared or paid cash dividends on our capital stock. Any future determination regarding the declaration and payment of dividends, if any, will be at the discretion of our board of directors and will depend on then-existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects, and other factors our board of directors may deem relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

Information about our equity compensation plans is incorporated herein by reference to Part III, Item 12 of this Annual Report.

Recent Sales of Unregistered Securities

Private Placement Warrants

On January 14, 2021, simultaneously with the consummation of the Adit’s initial public offering, Adit sold an aggregate of 6,550,000 warrants at a price of $1.00 per warrant, generating gross proceeds of $6,550,000. Each warrant is exercisable for one share of common stock at a price of $11.50 per share. The warrants are non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

On January 19, 2021, pursuant to an exercise in full of the initial public offering underwriters’ over-allotment option, Adit sold an additional 720,000 warrants at a price of $1.00 per warrant, generating gross proceeds of $720,000. Each warrant is exercisable for one share of common stock at a price of $11.50 per share. The warrants are non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

GEM Warrant

On December 29, 2023, the Company issued the GEM Warrant to GYBL pursuant to the GEM Agreement. The GEM Warrant has a 36-month term and is exercisable for up to 1,733,726 shares of common stock at an exercise price of $4.842 per share.

GEM Agreement

To date we have drawn down $5,250,466 under the GEM Agreement and issued a total of 3,702,703 shares of our common stock to GEM Global.

Securities Act Exemptions

We issued the securities in the foregoing transactions under Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act, as transactions not requiring registration under Section 5 of the Securities Act.

None of the foregoing transactions involved any underwriters, underwriting discounts or commissions or any public offering.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Please read the following discussion and analysis of our financial condition and results of operations together with “Note about Forward-Looking Statements,” Part I, Item 1, "Business," Part I, Item 1A "Risk Factors," and our consolidated financial statements and related notes included elsewhere in this Annual Report.

The Merger was accounted for as a reverse recapitalization, in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Under this method of accounting, Adit was treated as the “acquired” company for financial reporting purposes. As a result of the closing of the Merger (as defined below), the financial statements of GRIID Infrastructure Inc. are the financial statements of the Company. Thus, the following discussion and analysis of the financial condition and results of operations of GRIID Infrastructure Inc. prior to the Merger and our Company following the completion of the Merger should be read together with GRIID Infrastructure Inc.’s consolidated financial statements and the related notes thereto appearing elsewhere in this Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should read the sections titled “Risk Factors” and “Forward-Looking Statements” for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

GRIID Infrastructure Inc.’s consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”).

This management’s discussion and analysis of the financial condition and results of operations of GRIID Infrastructure Inc. and subsidiaries (which, in this section, are referred to as “GRIID,” the “Company,” “us”, “our” or “we”) is supplemental to and should be read in conjunction with GRIID’s consolidated financial statements and the accompanying notes included elsewhere in this Annual Report.

All references to “cryptocurrency” or “cryptocurrencies” in this section refer to bitcoin.

Objective

The objective of this management’s discussion and analysis of the financial condition and results of operations of GRIID is to detail material information, events, uncertainties and factors impacting GRIID and provide investors an understanding from management’s perspective.

Company Overview

GRIID is an emerging American infrastructure company in the bitcoin mining sector. We employ a vertically integrated self-mining strategy (which is supported at times by unique collaborative partnerships in support of the broader approach) to develop and operate U.S. based mining facilities that generate bitcoin by performing computing associated with Proof of Work (“PoW”). GRIID’s current business plan does not include the expansion of its mining operations to include digital assets other than bitcoin, or any other activities with, or the holding of, any other cryptocurrencies other than bitcoin, and GRIID does not anticipate any changes to its business plan for the foreseeable future. As of the date of this Annual Report, we have 68MW of available electrical capacity in our New York facility and our three Tennessee facilities (48MW of which are at dedicated self-mining sites and 20MW of which are subject to the Mining Services Agreement), and we believe that we are well-positioned to grow our capacity in 2024. Our mining operations currently utilize application specific integrated circuits (“ASICs”) manufactured by two leading companies, Bitmain and MicroBT. GRIID has also purchased ASICs manufactured by Intel, which it anticipates integrating into its operations. We have begun the process of developing a carbon-free focused power pipeline including [1000MW][1] of power capacity, subject to memoranda of understanding (“MOUs”) and letters of intent (“LOIs”), land acquisition and infrastructure procurement. Our existing facilities utilize approximately 67% carbon-free power. These carbon-free levels are based solely on generation type and not from offsets or carbon credits and can therefore be materially improved.

As we produce bitcoin through our mining operations, we intend from time to time to exchange our bitcoin for fiat currency to fund our operations on an as-needed basis, based on a variety of market and operational conditions. We intend to hold enough fiat currency or hedge enough of our bitcoin exposure to cover our projected near-term fiat currency needs, including liabilities and anticipated expenses and capital expenditures over the course of six to 18 months. Although we currently do not use any hedging products or synthetic financial instruments, we recognize the possibility that in the future such products or instruments may be useful tools in support of our broad commercial efforts. Managing short-term bitcoin exposure is a function of cash management as we accrue bitcoin from mining and accrue fiat liabilities in the course of doing business. In identifying our fiat currency needs, we assess market conditions and review our financial forecast on a daily basis. We safeguard and keep private our bitcoin by utilizing offline storage solutions, which require multi-factor authentication and third-party custody solutions. While we are confident in the security of our bitcoin, we continue to evaluate additional protective measures. In addition to our core bitcoin mining business, we are also exploring adjacent market opportunities to add revenue streams and technical innovations to enhance mining performance.

In addition to holding bitcoin available for liquidation on an as-needed basis to fund business activities, we intend to look to realize value through the direct appreciation of bitcoin held on our balance sheet and explore treasury management monetization opportunities. The primary use of our free cash flow is to fund and support the growth of the business. Holding bitcoin on the balance sheet is a core piece of this strategy and we intend to look to grow this balance over time. Once these have been retained on the balance sheet, the merits of various monetization strategies, including lending them out, can be considered.

We utilize three platforms that interact with our bitcoin:

•
Coinbase Prime: Coinbase is an institutional-grade brokerage platform, which purchased the Tagomi platform. It has in-house custody solutions that we rely upon and controls around account access controls, permissions, and whitelisted withdrawal addresses. All users interacting with balances have a two-factor authentication and all trading and transfer activities are sent to all administrative emails in order to flag any potentially bad behavior.
•
Foundry: Foundry is a pool account that holds our bitcoin for only approximately 24 hours as we accrue revenue before the bitcoin gets paid out to our Coinbase Prime brokerage account. A two-factor authentication is required for all accounts and there is a robust whitelisting process for any new withdrawal addresses to be added to the platform. Additionally, activity in Foundry initiates emails to the other accounts to flag any potential bad behavior or vulnerability.
•
Blockchain.com: We utilize Blockchain.com’s in-house custody product as our primary solution. As with Coinbase Prime, Blockchain.com includes access controls and a robust whitelisting around the withdrawal process.

As part of the Blockchain.com custody relationship we may benefit from the principal loan balance being netted down in the case of a loss in their custody product. We do not self-custody bitcoin and leverage our service providers and their product offerings to support our custody needs.

Bitcoin Mining

Bitcoin is mined utilizing specialized computers (“miners”) configured for the purpose of validating transactions on bitcoin blockchains (referred to as “mining”). All of the miners incorporate application-specific integrated circuit (“ASIC”) chips specialized to solve blocks on the bitcoin blockchains using the 256-bit secure hashing algorithm (“SHA-256”) in return for bitcoin rewards.

GRIID participates in “mining pools” organized by mining pool operators in which we share our mining power (known as “hash rate”) with the hash rate generated by other miners participating in the pool to earn bitcoin rewards. The mining pool operator provides a service that coordinates the computing power of the independent mining enterprises participating in the mining pool. Fees are paid to the mining pool operator to cover the costs of maintaining the pool. The pool uses software that coordinates the pool members’ mining power, identifies new block rewards, records how much hash rate each participant contributes to the pool, and assigns bitcoin rewards earned by the pool among its participants in proportion to the hash rate contributed to the pool in connection with solving a block. Monthly, we analytically compare our hash rate to the published global hash rate and fees to assure that the pro rata amount of bitcoin allocated to and received by us are reasonable.

Revenues from bitcoin mining are impacted by volatility in bitcoin prices, as well as increases in the bitcoin blockchain’s network hash rate resulting from the growth in the overall quantity and quality of miners working to solve blocks on the bitcoin blockchain and the difficulty index associated with the secure hashing algorithm employed in solving the blocks.

Key Factors Affecting Our Performance

The following factors impact our revenue and operating income recognized from bitcoin mining:

Market Price of Bitcoin

Our business is heavily dependent on the spot price of bitcoin. Mined bitcoin revenue is determined based on the spot price at contract inception. The price of bitcoin has experienced substantial volatility, and high or low prices may have little or no relationship to identifiable market forces, may be subject to rapidly changing investor sentiment, and may be influenced by factors such as technology, regulatory void or changes, fraudulent actors, manipulation, and media reporting. Bitcoin may have value based on various factors, including its acceptance as a means of exchange by consumers and others, scarcity, and global market demand.

Our financial performance and continued growth depend in large part on our ability to mine bitcoin efficiently and to sell bitcoin at favorable prices. Over time, we have observed a positive trend in the total market capitalization of bitcoin. However, historical trends are not indicative of future adoption, and it is possible that the adoption of bitcoin and blockchain technology may slow, take longer to develop, or never be broadly achieved, which would negatively impact our business and operating results.

Electricity

We currently have 68 MWs of existing available power capacity (48 MWs of which are at dedicated self- mining sites and 20MWs of which are subject to the Mining Services Agreement). We have developed strategic relationships with various energy providers for low-cost power and also have multiple LOIs and MOUs with energy providers which we anticipate will further scale our low-cost power pipeline. As of December 31, 2023, we derived approximately 67% of our energy from carbon-free sources.

We believe that GRIID will benefit from one of the lowest electricity costs among its publicly traded bitcoin mining peers at scale. GRIID has structured and secured competitive equipment supply agreements with strong counterparties for its current and future bitcoin mining facility sites.

Equipment

GRIID runs a blend of predominantly MicroBT and Bitmain manufactured ASICs alongside a minority of units from alternative producers.

Hash Rate

Miners perform computational operations in support of bitcoin blockchains measured in “hash rate” or “hashes per second.” A “hash” is the computation run by mining hardware in support of the bitcoin blockchain; therefore, a miner’s “hash rate” refers to the rate at which it is capable of solving such computations. The ASIC chips utilized in GRIID’s miners are the well-established standard in the bitcoin mining industry. These ASIC chips are designed specifically to maximize the rate of bitcoin hashing operations.

Our business is not only impacted by the volatility in bitcoin prices, but also by increases in the bitcoin blockchain’s network hash rate resulting from the growth in the overall quantity and quality of miners working to solve blocks on the bitcoin blockchain and the difficulty index associated with the secure hashing algorithm employed in solving each block.

In bitcoin mining, hash rate is a measure of the processing speed by a bitcoin miner. A participant in a blockchain network’s mining function has a hash rate total of its miners seeking to mine bitcoin and, system- wide, there is a total hash rate of all miners. However, as the relative market price for bitcoin increases, more users are incentivized to mine it, which increases the network’s overall hash rate. As a result, a mining participant must increase its total hash rate to maintain its relative possibility of solving a block on the bitcoin blockchain. Achieving greater hash rate power by deploying increasingly sophisticated miners in ever greater quantities has become one of the bitcoin mining industry’s great sources of competition. Our goal is to deploy a powerful and ever expanding and evolving fleet of miners, while operating as energy-efficiently as possible.

Halving

The reward for solving a block on the bitcoin blockchain is subject to periodic incremental halving. Halving is a process designed to control the overall supply and reduce the risk of inflation in bitcoin using a proof of work consensus algorithm. At a predetermined block, the mining reward is reduced by half, hence the term “halving.”

For bitcoin, the reward was initially set at 50 bitcoin rewards per block. The bitcoin blockchain has undergone halving three times since its inception: first on November 28, 2012 at block 210,000; second on July 9, 2016 at block 420,000; and then on May 11, 2020 at block 630,000, when the reward was reduced to its current level of 6.25 bitcoin per block. It is anticipated that the reward will decrease by half to become 3.125 bitcoins per block in April 2024. This deliberately controlled rate of bitcoin creation means that the number of bitcoins in existence will never exceed 21 million and that bitcoin cannot be devalued through excessive production. This process will repeat until the total amount of bitcoin rewards issued reaches 21 million and the theoretical supply of new bitcoin is exhausted, which is expected to occur around 2140. Many factors influence the price of bitcoin and potential increases or decreases in prices in advance of or following a future halving are unknown.

The Merger and Public Company Costs

On December 29, 2023, GRIID Infrastructure Inc., formerly known as “Adit EdTech Acquisition Corp.” (“Adit”) consummated the previously announced reverse recapitalization transaction contemplated by that certain Agreement and Plan of Merger, dated as of November 29, 2021 (the “Initial Merger Agreement”), as amended by the first amendment to the Initial Merger Agreement, dated December 23, 2021 (the “First Amendment”), the second amendment to the Initial Merger Agreement, dated October 17, 2022 (the “Second Amendment”), and the third amendment to the Initial Merger Agreement, dated February 8, 2023 (the “Third Amendment,” together with the Initial Merger Agreement as amended by the First Amendment, the Second Amendment and the Third Amendment, the “Merger Agreement”). Pursuant to the Merger Agreement, (i) ADEX Merger Sub, LLC, a Delaware limited liability company and a wholly owned subsidiary of Adit (“Merger Sub”), merged with and into Griid Holdco LLC, with Griid Holdco LLC as the surviving company in the merger and, after giving effect to such merger, continuing as a wholly owned subsidiary of the Company (the “Merger”) and (ii) the Company’s name was changed from Adit EdTech Acquisition Corp. to GRIID Infrastructure Inc. The Merger was accounted for as a reverse recapitalization and Adit was treated as the “acquired” company for financial reporting purposes. GRIID Infrastructure Inc. is deemed the predecessor and GRIID will be the successor SEC registrant, meaning that GRIID’s financial statements for periods prior to the consummation of the Merger will be disclosed in future periodic reports.

GRIID recorded the net assets acquired from Adit. In connection with the reverse recapitalization, GRIID incurred $21,140 of equity issuance costs, of which $5,957 as of March 28, 2024 have been paid, consisting of advisory, legal, share registration and other professional fees. $2,225 of these fees represent underwriter fees incurred by Adit prior to the reverse recapitalization, related to their initial public offering.

Following the consummation of the Merger, we are subject to the reporting requirements of the Exchange Act and our common stock is listed on The Nasdaq Global Market and Cboe Canada, which we expect will require us to hire additional personnel and implement public company procedures and processes. We expect to incur additional annual expenses as a public company for internal controls compliance and public company reporting obligations, directors’ and officers’ liability insurance, director fees and additional internal and external accounting and legal and administrative resources, including increased audit and legal fees.

GRIID’s Key Financial and Operational Metrics

We monitor the following key financial and operating metrics to evaluate the growth of our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions.

Bitcoin Mining Results

The following illustrates GRIID’s balances of bitcoin, GRIID’s consolidated balance sheet and the various ways the balances of bitcoin were impacted during the applicable periods. Significant components are discussed below.

	December 31, 2023	December 31, 2022
Beginning balance	$51	$15,050
Cryptocurrencies received from mining	9,137	13,496
Mining services revenue	844	884
Mining pool operating fees	(13)	(19)
Consideration paid related to operation agreement	—	(461)
Proceeds from sale of cryptocurrencies	(9,943)	(26,871)
Realized gain on sale of cryptocurrencies and consideration paid	351	3,998
Impairment of cryptocurrencies	(285)	(6,026)
Ending balance	$142	$51

Revenue Recognized from Bitcoin Mined

The number of bitcoins mined during the year ended December 31, 2023 and 2022 were approximately 344 and 495, respectively. GRIID opened its first mining site (Tennessee) in October 2019, its second mining site (Tennessee) in November 2020, its third mining site (New York) in July 2021 and its fourth mining site (Tennessee) in April 2022.

Mining Pool Operating Fees

GRIID nets mining pool operating expenses against fees earned as a result of hash computation services under GRIID’s contracts with mining pool operators. Fees are paid to the mining pool operators to cover the costs of maintaining the pool.

Utilization of Bitcoin

When warranted, GRIID sells quantities of the bitcoin it has historically mined to pay operating expenses. GRIID also utilizes bitcoin to purchase new mining equipment, as well as to maintain, update and repair existing miners.

Realized Gain on Sale/Exchange of Bitcoin

During the year ended December 31, 2023 and 2022, GRIID recognized $0.4 million and $4.0 million in gains on the sale of bitcoin, respectively. GRIID has benefited from the increase in the global adoption and acceptance of bitcoin, although bitcoin generally has experienced substantial price volatility. For the year ended December 31, 2023, spot prices increased by $0.4, compared to a decrease of $31 for the year ended December 31, 2022. The number of bitcoins mined by GRIID decreased from 495 for year ended December 31, 2022 to 344 for the year ended December 31, 2023.

Impairment of Bitcoin

See discussion regarding the impairment of bitcoin under the “Critical Accounting Policies and Estimates” subsection below.

Energy Cost

GRIID’s ability to control energy costs expended to mine bitcoin is essential to successful bitcoin mining operations. The electrical agreements entered into with power providers at GRIID’s mining locations contain minimum contracted power utilization amounts per month, for which our usage has not yet met the minimum billings. As a result, the rate per MWh used is higher than it will be once the related sites are fully operational. We anticipate the rate per MWh will decrease as usage at the new facilities increases once additional miners on order and anticipated to be ordered are deployed. GRIID sites located in the Tennessee Valley Authority service area saw an increase in fuel cost adjustment charges in 2022 due to a global shift in supply and demand on fuel and purchased power, which remained elevated in 2023.

Hash Rate

GRIID’s hash rate contributed to a given pool represents the hash rate of our miners as a proportion of the total Bitcoin network hash rate, which drives the number of bitcoin rewards that will be earned by our miner fleet. We calculate and report our hash rate in exahash per second (“EH/s”). One exahash equals one quintillion hashes per second.

We measure the hash rate produced by our mining fleet through our management software, which captures the reported hash rate from each miner.

Components of Results of Operations

The following describes the components of revenue and expenses that are reflected in our consolidated statements of operations:

Cryptocurrency Mining Revenue

GRIID performs hash computation services under GRIID’s contracts with mining pool operators. For each contract, GRIID measures the noncash consideration using the beginning of the day bitcoin spot price on the date of contract inception. GRIID recognizes this noncash consideration on the same day that control of the contracted service transfers to the mining pool operator, which is the same day as contract inception.

Cost of Revenues

Cost of revenues consists of direct costs of earning bitcoin related to mining operations, including power costs and other utilities, but excluding depreciation and amortization, which are separately stated in GRIID’s consolidated statements of operations.

Operating expenses

Operating expenses consist of depreciation and amortization, compensation and related taxes, professional and consulting fees, and general and administrative expenses incurred during the periods presented.

Impairment of Cryptocurrency

As discussed in “—Critical Accounting Policies and Estimates—Accounting for Bitcoin” below, GRIID records impairment on its bitcoin holdings when it is determined an impairment exists. At that time, the amount of the impairment is determined as the amount by which the carrying amount exceeds its fair value, which is measured using the quoted price of the cryptocurrency at the time its fair value is being measured. Due to bitcoin’s price volatility, GRIID’s impairment fluctuated significantly throughout the periods presented. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses is not permitted. For each day for which there was a decline in the lowest of day spot rate, GRIID recorded an impairment loss for any holding for which the carrying value was greater than the lowest of day spot rate.

Mining and Other Related Equipment

Whenever events or changes in circumstances dictate, or, occasionally, on a quarterly basis, GRIID tests its miners and other related equipment for impairment. Miners and the equipment associated with the miners are considered fully impaired if they are no longer usable or no longer contributing to GRIID’s hash rate.

Gain (Loss) on Disposal of Property and Equipment

Gain (loss) on the disposal of property and equipment relates mainly to bitcoin miners replaced with newer technology miners. Once a miner is taken out of service, any remaining book value is written off and a corresponding loss is recorded.

Realized Gain (Loss) on Sales of Cryptocurrencies

Realized gain (loss) on sale of cryptocurrencies represents the difference between the carrying value and the spot-rate value as of the time of sale.

Interest Expense, Net of Interest Income

Interest expense includes interest paid or capitalized on GRIID’s notes payable as well as related debt discount amortization. GRIID also includes the difference between the warrants and debt issued within the interest expense line. A minimum amount of interest income associated with a related party note receivable was recorded, which was paid in full with the Merger agreement.

Results of Operations for Years ended December 31, 2023 and 2022

	2023	2022
Revenue
Cryptocurrency mining revenue net of mining pool operator fees	$9,137	$13,477
Mining services revenue	10,487	8,416
Other revenue	—	462
Total revenue, net	19,624	22,355
Operating expenses
Cost of revenues (excluding depreciation and amortization)	13,670	12,233
Depreciation and amortization	5,540	7,128
Compensation and related taxes	7,349	10,575
Professional and consulting fees	2,939	5,420
General and administrative	3,036	4,605
Impairment of cryptocurrencies	285	6,026
Impairment of property and equipment	—	95
Gain on extinguishment - non-debt related	(375)	—
Loss on contingency	217	—
Realized gain on sale of cryptocurrencies	(351)	(3,998)
Total operating expenses	32,310	42,084
Gain on disposal of property and equipment	1,059	(16)
Loss from operations	(11,627)	(19,745)
Other income (expense)
Loss on extinguishment of debt	(25,081)	(51,079)
Debt issuance costs	(4,000)	—
Change in fair value of warrant liability and warrant derivative	59,662	22,948
Gain on termination of warrant	—	139
Other income, net of other expense	453	200
Interest expense, net	(34,001)	(14,367)
Total other expense	$(2,967)	$(42,159)
Loss before income taxes	(14,594)	(61,904)
Income tax expense (benefit)	4,063	(298)
Net loss	$(18,657)	$(61,606)

Statistical Results Impacting Revenue and Expense

The following table presents some of the key statistical drivers of GRIID’s revenue and expense for the years ended December 31, 2023 and 2022, for which fluctuations and trends are discussed below:

	2023	2022
Bitcoin Mined	344	495
Average Spot Rate of bitcoin Mined	28,130	28,263
Average Number of Employees	54	59

Revenue

Cryptocurrency Mining Revenue

Bitcoin mining revenue for the years ended December 31, 2023 and 2022 was $9.1 million and $13.5 million, respectively for a decrease of 33%. The decrease in bitcoin mining revenue was also due to lower amount of bitcoin mined throughout the year. Revenue from bitcoin mining is impacted significantly by volatility in bitcoin prices, as well as increase in the bitcoin blockchain’s network hash rate resulting from the growth in the overall quality and quantity of miners working to solve blocks on the bitcoin blockchain along with the difficulty index associated with the secure hashing algorithm employed in solving the blocks.

GRIID regularly monitors a number of factors, including but not limited to, bitcoin spot value, bitcoin network hash rate, bitcoin network difficulty, bitcoin block times, bitcoin block reward, average fees per bitcoin block, average revenue per tera hash per second per day (USD$/T/day), power costs, and mining machine efficiency in deciding the extent to which to utilize a particular machine or consume power at a particular site.

GRIID earns 5% of the generated cryptocurrency revenue that is earned under the Mining Services Agreement. GRIID records revenue related to the 5% revenue share of the generated cryptocurrency, and expense from the arrangement on a gross basis, as GRIID represents the principal in relation to the contract. GRIID invoices Blockchain Access monthly for the electricity charges associated with the Mining Services related to the Blockchain Access Mining Equipment as well as the operating expense charges. Blockchain Access pays the electricity charges directly to the utility provider. Revenue for the years ended December 31, 2023 and 2022 was $10.5 million ($0.8 million for mining services and $9.7 million for reimbursement) and $8.1 million ($0.6 million for mining services and $7.5 million for reimbursement), respectively.

GRIID could earn monthly curtailment revenue under its development and operation agreement with HDP during months in which HDP curtails the supply of electricity to mines and sells the electricity to the market. The curtailment revenue represents compensation for forgone mining revenue. A management fee is also recognized in connection with this agreement. GRIID also generates cryptocurrency with a percentage to be paid out the next month under the agreement with HDP. GRIID records the revenue and expenses related to this agreement on a gross basis. The management fee is recognized as mining services revenue, whereas curtailment revenue and revenue share amounts are recognized as other revenue. All amounts due to each party, are accrued for and paid out the next month. Revenue for the years ended December 31, 2023 and 2022 was $0.0 million ($0.0 million of mining services and $0.0 million for net revenue consideration) and $0.4 ($0.3 million of mining services and $0.1 million for net revenue consideration), respectfully.

Operating Expenses

Cost of Revenues

Cost of revenues consists primarily of direct costs of earning bitcoin related to mining operations, including electric power costs and other utilities, but excluding depreciation and amortization. Cost of revenues increased to $13.7 million for the year ended December 31, 2023 from $12.2 million for year ended December 31, 2022. The increase in cost of revenues is primarily attributable to the additional utility power costs related to GRIID’s one new mining location (only for the activity in 2022) as well as the new warehouse location. There was an increase in fuel cost adjustment (“FCA”) charges applied to GRIID’s sites in the Tennessee Valley Authority service area, which also caused cost of sales to increase in 2022. FCA charges represent additional electrical energy costs that utility providers source from outside of their own generation resources and subsequently pass this cost on to customers. Due to a global shift in supply and demand on fuel and purchased power costs, FCA rates increased in 2022. Average FCA rates increased by 39% during the year and accounted for 65% of total energy costs for the year ended December 31, 2022, compared to 45% for the year ended December 31, 2021. These costs stabilized in 2023 and the increase to from 2023 from 2022 was minimal.

The location supporting the Mining Services Agreement had $9.0 million and $6.8 million of reimbursable electricity expenses, which are reported as cost of sales for the years ended December 31, 2023 and 2022, respectively. This is primarily due to the agreement being recognized for nine months in 2022 and twelve months in 2023.

Depreciation and Amortization

Depreciation and amortization for the years ended December 31, 2023 and 2022 was approximately $5.5 million and $7.1 million, respectively. The decrease in depreciation and amortization is primarily related to the lower amount of miners and other equipment as well as some of the larger miner purchases from prior years became fully depreciated through 2023.

Compensation and Related Taxes

Compensation and related taxes include cash compensation, related payroll taxes and benefits, and unit- based compensation. Compensation and related taxes for the year ended December 31, 2023 decreased to $7.3 million from $10.6 million for the year ended December 31, 2022, a decrease of $3.3 million. The decrease in compensation and related taxes for both periods is primarily due to a decrease in the number of employees. The location supporting the Mining Services Agreement had $0.3 million of related expenses, which are reported as compensation and related taxes.

Professional and Consulting Fees

Professional and consulting fees include accounting, tax, legal and consulting fees. Professional fees decreased to $2.9 million for the year ended December 31, 2023 from $5.4 million for the year ended December 31, 2022. The decrease is primarily related to legal and professional fees associated with the Merger being incurred throughout 2022, including related preparedness expenses. To date, no expenses have been capitalized related to these professional, legal or consulting expenditures.

General and Administrative

General and administrative expenses consist of site expenses, insurance, travel, entertainment and other operating related expenses. General and administrative expenses for the year ended December 31, 2023 and 2022 decreased to $3.0 million from $4.6 million. The primary drivers of the increase in general and administrative expenses related to increased expenses from insurance, job supplies, software subscriptions and travel to job sites. GRIID experienced increased costs in the first part of 2022 due to the opening of the mining site and the warehouse site. The location supporting the Mining Services Agreement had $0.3 million of reimbursable compensation and related expenses, which are reported as general and administrative expenses.

Impairment of Cryptocurrencies

As discussed in “— Critical Accounting Policies and Estimates — Accounting for Bitcoin” below, GRIID records impairment on its bitcoin holdings when it is determined an impairment exists. At that time, the amount of the impairment is determined as the amount by which the carrying amount exceeds its fair value, which is measured using the quoted price of the cryptocurrency at the time its fair value is being measured. Due to bitcoin’s price volatility, GRIID’s impairment has fluctuated significantly since the beginning of 2020. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses is not permitted. For each day for which there was a decline in the intraday spot rate, GRIID recorded an impairment loss for any holding for which the carrying value was greater than the lowest of day spot rate.

Mining and Other Related Equipment

Whenever events or changes in circumstances dictate, or, minimally, on a quarterly basis, GRIID tests its miners and other related equipment for impairment. Miners and the equipment associated with the miners are considered fully impaired if they are no longer usable or no longer contributing to GRIID’s hash rate. For the year ended December 31, 2023 and 2022, GRIID recorded impairment associated with its mining and other related equipment of $0.0 million and $0.1 million, respectively. The undiscounted cash flows used in the recoverability test were less than the carrying amount of the long-lived asset group, and GRIID was required to determine the fair value of the long-lived asset group. The final impairment test using fair value resulted in no impairment of the asset group, as the carrying amount of the long-lived asset group does not exceed its fair value.

GRIID has reassessed the useful life of the fixed assets being reported within IT Infrastructure for the year ended December 31, 2022 from 10 years to 5 years. This is change in the useful life is also a change in accounting estimate under ASC 350 and ASC 360. At the time of this change, GRIID performed a physical inventory count and abandoned some fixed assets before the end of their useful life. Both events triggered accelerated depreciation of $0.5 million due to these two events. The effect on net loss from operations as well as net loss was $0.5 million.

Realized Gain on Sale of Cryptocurrencies

During the years ended December 31, 2023 and 2022, GRIID recognized $0.4 million and $4.0 million in gains on the sale of bitcoin, respectively. GRIID has benefited from the increase in the global adoption and acceptance of bitcoin, although bitcoin generally has experienced substantial price volatility. For the year ended December 31, 2023, spot prices increase by $427, and for the year ended December 31, 2022 decreased by $31,162. The number of bitcoins mined by GRIID decreased from 495 for the year ended December 31, 2023 to 344 bitcoin for the year ended December 31, 2022.

Gain on Disposal of Property and Equipment

GRIID had a $1.1 million gain on disposal of property and equipment during the year ended December 31, 2023, compared to a gain on disposal of property and equipment of $0.0 million during the year ended December 31, 2022.

Change in Fair Value of Warrant Liability

GRIID’s recorded a gain on change in fair value of warrant liability of $59.7 million during the year ended December 31, 2023, compared to approximately $22.9 million from the same period in 2022. The change is due to the change in fair value changes of issued warrants throughout the year as well as the reverse merger agreement changes.

The fair value of the warrant liability issuance as of October 31, 2022 and at December 31, 2023 and 2022 were determined via the fair value assessment method and included multiplying the related fixed percent of total equity value by the estimated number of shares upon immediate close of the transaction and multiplied the quoted market price of Adit (before merger) and GRIID (after merger). The observable input of quoted prices for Adit and GRIID are as follows:

Date	Adit Share Price
October 31, 2023	$9.91
December 31, 2022	$10.11
December 31, 2023	$5.38

Loss on Extinguishment of Debt

GRIID’s loss on extinguishment of debt was $25.1 million for the year ended December 31, 2023 compared to a loss of $51.1 million for the year ended 2022 as a result of warrants issued, and amendments to the loan agreements. See “—Liquidity and Capital Resources” below.

Interest Expense

GRIID’s interest expense increased to $34.0 million during the year ended December 31, 2023 from $14.4 million during the same period in 2022 as a result of an increased borrowing base as well as the issuance of warrants. See “Cash and Cash Flows” below.

Income Tax Benefit

GRIID recorded an income tax expense in the amount of $4.1 million during the year ended December 31, 2023, compared to a benefit of $0.1 million during the same period in 2022.

Non-GAAP Financial Measures

In addition to results determined in accordance with GAAP, GRIID believes Adjusted EBITDA is a useful non-GAAP measure in evaluating its operational performance. GRIID believes that non-GAAP financial information, when taken collectively with GAAP financial information, may be helpful to investors in assessing GRIID’s operating performance. These results should be considered in addition to, but not as a substitute for, results reported in accordance with GAAP. Our non-GAAP financial measures are not meant to be considered in isolation and should be read only in conjunction with our consolidated financial statements, which have been prepared in accordance with GAAP.

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure defined as our net income (loss), adjusted to eliminate the effect of (i) interest income, interest expense, and other income (expense), net; (ii) provision for income taxes; (iii) depreciation and amortization; and (iv) certain additional non-cash and non-recurring items. We believe Adjusted EBITDA is an important measure because it allows management, investors, and our board of directors to analyze and evaluate our operating results, including our return on capital and operating efficiencies, from period-to-period. In addition, Adjusted EBITDA provides useful information to investors and potential investors to enable them to understand and evaluate our results of operations, as well as to provide a useful measure for period-to-period comparisons of our business, as it removes the effect of net interest income (expense), certain non-cash items, variable charges, and timing differences. Note that no provision for income taxes was added back as GRIID was a limited liability company and GRIID’s taxable income is allocated to its members for income tax reporting purposes for the year ended December 31, 2022. At the closing of the merger on December 29, 2023, the limited liability company was converted into a C-corporation Moreover, we have included Adjusted EBITDA in this Annual Report because it represents a key measurement used by our management internally to make operating decisions, evaluate performance, and perform strategic and financial planning.

The aforementioned items are excluded from our Adjusted EBITDA measure because they are non-cash in nature, and because the amount and timing of these items are unpredictable, not driven by our core results of operations, and render comparisons with prior periods less meaningful. However, investors and potential investors should be aware that when evaluating Adjusted EBITDA, we may incur future expenses similar to those excluded when calculating this measure. Our presentation of this measure should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. Further, this non-GAAP financial measure should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP.

We compensate for these limitations by relying primarily on GAAP results and using Adjusted EBITDA on a supplemental basis. Our computation of Adjusted EBITDA may not be comparable to other similarly titled measures computed by other companies because not all companies calculate this measure in the same fashion. Investors and potential investors should review the reconciliation of net income (loss) to Adjusted EBITDA (as presented below) and not rely on any single financial measure to evaluate our business.

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA for the years ended December 31, 2023 and 2022.

All numbers in thousands	Year Ended December 31, 2023	Year Ended December 31, 2022
Net loss	$(18,657)	$(61,606)
Adjustments:
Interest expense, net	34,001	14,367
Income tax expense (benefit)	4,063	(298)
Depreciation and amortization	5,540	7,128
Gain (loss) on disposal of property and equipment	(1,059)	16
Loss on contingency	217	—
Gain on extinguishment - non-debt related	(375)	—
Change in fair value of warrant liability and warrant derivative	(59,662)	(22,948)
Loss on extinguishment of debt	25,081	51,079
Adjusted EBITDA	$(10,851)	$(12,262)

Our non-GAAP financial measures are not meant to be considered in isolation and should be read only in conjunction with our consolidated financial statements, which have been prepared in accordance with GAAP and are included elsewhere in this Annual Report.

GRIID’s Adjusted EBITDA increased to $(10.9) million in the year ended December 31, 2023 from $(12.3) million in the same period in 2022. Adjusted EBITDA adjustments for the years ended December 31, 2023 and 2022 are primarily non-cash in nature consisting of interest expense, depreciation and amortization, gains on disposal of property and equipment, impairment of mining equipment and cryptocurrency, extinguishment of debt, loss on contingency, gain on non-debt extinguishment and the change in the fair value of the warrant liability.

Critical Accounting Policies and Estimates

GRIID believes the following accounting policies are most critical in understanding and evaluating this management discussion and analysis:

Accounting for Bitcoin

Bitcoin is included in current assets in the accompanying consolidated balance sheets. Bitcoin holdings are classified as indefinite-lived intangible assets in accordance with Accounting Standards Codification No. 350, Intangibles—Goodwill and Other. An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Events or circumstances that may trigger an impairment assessment other than annually include but are not limited to material changes in the regulatory environment, potential technological changes in digital currencies, and prolonged or material changes in the price of bitcoin below the carrying cost of the asset. Upon determining an impairment exists, the amount of the impairment is determined as the amount by which the carrying amount exceeds its fair value, which is measured using the quoted price of the bitcoin as of the measurement date. In testing for impairment, GRIID performs quantitative impairment test to determine if an impairment exists. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses is not permitted. We assess our bitcoin holdings daily and determine if impairment exists, upon which the bitcoin is written down to fair market value. As of December 31, 2023, GRIID’s digital assets consisted of approximately 3.44 bitcoins compared to 3.06 bitcoins as of December 31, 2022. The spot rate for bitcoin was $26,565 and $20,860 as of December 31, 2023 and December 31, 2022, respectively.

Revenue associated with bitcoin awarded to us through our mining activities is accounted for in accordance with our revenue recognition policy as detailed in the footnotes to GRIID’s financial statements and is included as a non-cash item within operating activities in the accompanying consolidated statements of cash flows. GRIID accounts for sales of bitcoin using the first in, first out (“FIFO”) method of accounting. Realized gains and losses from the sale of bitcoin in an exchange for cash are recorded in other income (expense) in the accompanying consolidated statements of operations.

While management uses available information to evaluate and recognize impairment losses on bitcoin, further reductions in the carrying amounts may be necessary based on the changes in the underlying value of bitcoin.

Liquidity and Capital Resources

As of December 31, 2023, GRIID had cash of $2.9 million and cryptocurrency holdings (at cost and net of impairment reserves) of $0.1 million, which are available to fund future operations.

On November 19, 2021, certain GRIID subsidiaries and Griid Infrastructure LLC entered into the prior credit agreement with certain lenders and Blockchain Access, as agent. In June 2022, in a series of correspondence, Blockchain Access asserted that GRIID was in default of its obligations under the prior credit agreement.

GRIID Infrastructure LLC and certain GRIID subsidiaries (collectively, the “Borrowers”) entered into the credit agreement with Blockchain Access, as agent and lender. The credit agreement amended and restated the prior credit agreement in its entirety. In connection with the entry into the credit agreement, Blockchain Access waived any potential defaults under the prior credit agreement.

The following summary of the material terms of the credit agreement is qualified in its entirety by reference to the full text of the credit agreement, which is filed as Exhibit 10.8.1 to the registration statement of which this Annual Report and is incorporated herein by reference.

General. The credit agreement provides for a restructured senior secured term loan (the “loan”) in the amount of $57.4 million, which represents the outstanding obligations under the prior credit agreement after giving effect to the credit agreement. Blockchain Access does not have any commitment to extend additional credit to GRIID under the credit agreement.

Maturity. The maturity date of the loan is September 23, 2025.

Supplemental Warrant. In connection with the credit agreement, GRIID issued to Blockchain, an affiliate of Blockchain Access, the Blockchain warrant, exercisable for 1,377,778 Class B Units of GRIID, which number of Class B units was adjusted immediately prior to Closing of the Merger such that the number of Class B Units, when exchanged for Merger consideration, equals 10% of the issued and outstanding common stock of GRIID immediately following the closing of the Merger. The Blockchain warrant replaces all prior warrants issued by GRIID or its affiliates to Blockchain or its affiliates.

Use of Proceeds. The proceeds of the loan represented a refinancing of the existing indebtedness under the prior credit agreement. No additional funds were advanced by Blockchain Access in connection with the credit agreement.

Guarantees. The obligations of the Borrowers under the credit agreement are guaranteed by each of the other Borrowers, and are secured by first priority liens on and security interests in substantially all of the assets of the Borrowers.

Interest. The loan bears interest at a rate equal to 10% per annum. Upon an event of default, the interest rate would increase by 2.00%.

Voluntary Prepayments. The Borrowers are able to voluntarily repay the outstanding loan.

Mandatory Prepayments. The Borrowers are required to repay the outstanding loan in an amount equal to 25% of the net proceeds of certain issuances of equity in excess of $25.0 million. In addition, if the Borrowers sell, transfer or otherwise dispose of certain assets in a manner not permitted under the credit agreement or suffer an event of loss, as such term is defined in the credit agreement, the Borrowers must apply the net proceeds thereof to prepay outstanding loans, subject to certain reinvestment rights set forth in the credit agreement.

Covenants/Events of Default. The credit agreement includes certain affirmative and negative covenants (in each case subject to baskets and exceptions set forth in the credit agreement), including, among other things: (i) requirements to deliver financial statements, other reports and notices; (ii) restrictions on the existence or incurrence and repayment of indebtedness by the Borrowers; (iii) restrictions on the existence or incurrence of liens by the Borrowers; (iv) restrictions on the Borrowers making certain restricted payments; (v) restrictions on the Borrowers making certain investments; (vi) restrictions on certain mergers, consolidations and asset dispositions; and (vii) restrictions on transactions with affiliates. Subject to customary grace periods and notice requirements, the credit agreement also contains certain customary events of default, including: (i) failure to make required payments; (ii) material inaccuracy of representations and warranties; (iii) failure to comply with certain agreements or covenants; (iv) defaults under certain other indebtedness or material agreements; (v) certain events of bankruptcy and insolvency; (vi) existence of outstanding material judgments; (vii) failure to create or maintain validly perfected first priority liens in a material portion of collateral; and (viii) invalidity of the loan documents.

Throughout 2022 and 2023, the Company completed private placements (the “bridge financings”) with certain accredited investors pursuant to which the Company issued promissory notes in the aggregate principal face amount of $19,868 (the “promissory notes”) and a recognition of warrant liability of $18,135. The promissory notes have an interest rate of 15.0% per annum and effective interest rate of 22.5%. Subject to mandatory or optional repayment of the promissory notes, the outstanding principal amount of the promissory notes, together with all accrued and unpaid interest thereon, is due after one year of commencement (the “maturity date”). In the event that New GRIID issues shares of its common stock to GEM Yield Bahamas Limited (“GYBL”) pursuant to that certain share purchase agreement (the “Share Purchase Agreement”), dated as of September 9, 2022, among GRIID Holdco LLC, Adit,, GEM Global Yield LLC SCS (“GYBL”), and GEM Yield Bahamas Limited (the "Purchaser"), any proceeds the Company receives under the Share Purchase Agreement must be used to repay $4.9 million in 2024 and $20.1 million in 2025.

Warrant Proceeds. As of March 28, 2024, we had 13,800,000 outstanding Public Warrants to purchase 13,800,000 shares of our common stock, exercisable at an exercise price of $11.50 per share, (ii) 7,270,000 outstanding Private Placement Warrants to purchase 7,270,000 shares of our common stock, exercisable at an exercise price of $11.50 per share and (iii) a GEM Warrant to purchase 1,733,726 shares of our common stock, exercisable at an exercise price of $4.84 per share.

We could receive up to an aggregate of $250.7 million if all of the Warrants registered hereunder are exercised for cash. The exercise of the Warrants, and any proceeds we may receive from their exercise, are highly dependent on the price of our common stock and the spread between the exercise price of the Warrant and the price of our common stock at the time of exercise. For example, to the extent that the price of our common stock exceeds $11.50 per share, it is more likely that holders of our Public Warrants and Private Placement Warrants will exercise their warrants. If the price of our common stock is less than $11.50 per share, it is unlikely that such holders will exercise their warrants. As of April 12, 2024, the closing price of our common stock was $1.08 on the Nasdaq Global Market and $1.50 on Cboe Canada per share, respectively. There can be no assurance that all of our Warrants will be in the money prior to their expiration. As such, it is possible that we may never generate any cash proceeds from the exercise of our Warrants. Accordingly, as of the date of this prospectus, we have neither included nor intend to include any potential cash proceeds from the exercise of our Warrants in our short-term or long-term liquidity projections. We will continue to evaluate the probability of warrant exercise over the life of our Warrants and the merit of including potential cash proceeds from the exercise thereof in our liquidity projections. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth under "Note about Forward-Looking Statements and Part I, Item 1A "Risk Factors".

To the extent such warrants are exercised, additional shares of our common stock will be issued, which will result in dilution to the holders of our common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our common stock, which will increase the likelihood that our Warrants will not be in the money prior to their expiration.

Sources of Liquidity

To date, we have financed our operations primarily through issuance of dollar and bitcoin-denominated debt and sales of mined bitcoin. We continue to have access to several sources of liquidity to supplement cash flow from operations including private debt and equity capital markets, secured borrowing (subject to the satisfaction of certain conditions precedent), equipment financing and bitcoin-based financing. In the near term, we expect to continue to increase investing activities as we build out and expand our facilities and purchase additional miners.

In order to better manage working capital and liquidity needs post-Merger, on September 9, 2022, Adit, GRIID, GEM Global and GYBL entered into the GEM Agreement, which we expect will allow us to fund Merger expenses, general corporate purposes and working capital needs. Pursuant to the GEM Agreement, we may issue and sell to GEM Global, and GEM Global may purchase from us, until December 29, 2026, up to the number of shares of our common stock having an aggregate value of $200,000,000 pursuant to Draw Down (as defined in the GEM Agreement) notices, which we may deliver to GEM Global in our sole discretion. Upon the valid exercise of a Draw Down, pursuant to delivery of a notice and in accordance with other conditions, GEM Global will be required to pay, in cash, a per-share amount equal to 92% of the average closing bid price of the shares of our common stock as reported on the principal market on which shares of our common stock are traded during the 30 consecutive trading days commencing on the first trading day that is designated on the Draw Down notice. In no event may the Draw Down amount (other than the Committed Draw Down Amount (as defined in the GEM Agreement)) specified in a Draw Down notice exceed 400% of the average daily trading volume of our common stock for the 30 trading days immediately preceding the date of such Draw Down notice. To date we have drawn down $5,250,466 million under the GEM Agreement and issued a total of 3,702,703 shares of our common stock to GEM Global. There can be no guarantee that we will have access to the full amount available to us under the GEM Agreement, or that if we do have access, we will elect to Draw Down the full amount available to us under the GEM Agreement.

Additionally, the Private Placement Warrants and the Public Warrants have an exercise price of $11.50 per share, and the GEM Warrant has an exercise price of $4.84 per share. The cash proceeds associated with the exercises of the Warrants are dependent on the stock price inasmuch as the holders are unlikely to exercise their warrants if the exercise price thereof is less than the market price of our common stock at the time of exercise. In that circumstance, such holder may be less likely to exercise their Warrants as such holder would be selling at a loss if they exercised their Warrants and sold their common stock. Accordingly, we have not included the net proceeds from any exercise of the Warrants in our assessment of our liquidity and our ability to fund operations on a prospective basis. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth under "Part I, Item 1A Risk Factors” elsewhere in this Annual Report. If the trading price for our common stock is less than $11.50 per share, holders of the public Warrants and Private Placement Warrants may be unlikely to exercise such warrants, and if the trading price for our common stock is less than $4.84 per share, the holder of the GEM Warrant may be unlikely to exercise such warrant. To the extent that the Warrants are exercised on a “cashless basis,” the amount of cash we would receive from the exercise of the Warrants will decrease.

Funding Our Operations

We expect to continue to generate revenues from the mining of bitcoin. The funding of our operations on a go-forward basis will depend significantly on our ability to continue to mine bitcoin and on the spot price of the bitcoin we mine. We expect to continue to periodically liquidate bitcoin holdings to generate cash for operating and investing activities. Generating bitcoin mining revenues that exceed our utility and overhead costs will determine our ability to report profit margins related to such mining operations, although accounting for our reported profitability is significantly complex.

We issued draw down notices under the GEM Agreement in 2024 and received an aggregate of $5,250 in net proceeds from the sale of an aggregate of 3,702,703 shares of common stock to GEM Global. We expect to continue to issue additional new draw down notices in the near future. We do not currently anticipate funding our operations from sources other than revenues from liquidating bitcoin and proceeds from draw down under the GEM Agreement.

The ability to raise funds through equity, debt or sale of bitcoin to maintain our operations is subject to many risks and uncertainties and, even if we were successful, future equity issuances would result in dilution to our existing stockholders and any future debt or debt securities may contain covenants that may limit our operations or ability to enter into certain transactions. Our ability to realize revenue through bitcoin mining and to successfully convert bitcoin into cash to fund operations is subject to several uncertainties, including regulatory, financial and business risks, many of which are beyond our control. Additionally, we have observed significant historical volatility in the spot price of bitcoin and, as such, future prices cannot be predicted. If we are unable to generate sufficient revenue from our bitcoin mining or, when needed, to secure additional sources of funding, it may be necessary to significantly reduce our current rate of spending or explore other strategic alternatives. As a result, we believe that there is substantial doubt about GRIID’s ability to remain a going concern absent (a) a significant capital raising event, (b) a significant increase in the value of bitcoin and/or (c) a significant reduction of our operating expenses.

Cash and Cash Flows for the Years Ended December 31, 2023 and 2022

The following table presents cash and cash provided by (used in) operating, investing, and financing activities during the years ended December 31, 2023 and 2022:

	Year Ended December 31,	Year Ended December 31,
All numbers in thousands	2023	2022
Beginning balance of cash	$969	$609
Net cash used in operating activities	(21,320)	(19,495)
Net cash provided by investing activities	11,827	5,974
Net cash provided by financing activities	11,698	13,881
Ending balance of cash	$3,174	$969

Operating Activities

Net cash used in operating activities of $21.3 million during the year ended December 31, 2023 was driven primarily by net loss of $43.8 million adjusted for the net effect of non-cash items consisting primarily of cryptocurrency mining of $10.0 million, gain on change in fair value of warrant liability of $59.7 million, partially offset by non-cash interest expense of $33,1 million, gain on disposal of equipment of $1.1 million and depreciation and amortization of $5.5 million. The decrease in cash from working capital was driven primarily by decreased accounts payable of $2.2 million, offset by an increase in accrued expenses and other of $3.1 million and an increase in deferred tax liability of $4.1 million.

Net cash used in operating activities of $19.5 million during the year ended December 31, 2022 was driven primarily by net loss of $61.6 million adjusted for the net effect of non-cash items consisting primarily of cryptocurrency mining of $13.9 million, realized gain on sale of cryptocurrencies of $4.0 million, gain on change in fair value of warrant liability of $22.9 million, partially offset by impairment of cryptocurrencies of $6.0 million, non-cash interest expense of $10.7 million, extinguishment of debt of $51.1 million and depreciation and amortization of $7.1 million. The increase in cash from working capital was driven primarily by increased accounts payable of $4.9 million.

Investing Activities

Net cash provided by investing activities during the year ended December 31, 2023 was $11.8 million, primarily consisting of proceeds from sale of cryptocurrencies of $9.9 million as well as proceeds from the disposal of property and equipment of $2.1 million.

Net cash provided by investing activities during the year ended December 1, 2022 was $6.0 million, primarily consisting of purchases of property and equipment of $14.1 million and deposits for purchases of property and equipment of $7.4 million, offset by proceeds from sale of cryptocurrencies of $26.9 million.

Financing Activities

Net cash provided by financing activities was $11.7 million during the year ended December 31, 2023 primarily related to proceeds from the issuance of debt of $15.3 million offset by the payment of the reverse capitalization transactions expenses paid of $3.1 million.

Net cash provided by financing activities was $13.9 million during the year ended December 31, 2022 and $11.9 million for the year ended December 31, 2022 primarily related to proceeds from the issuance of debt.

Operating and Capital Expenditure Requirements

Our future capital requirements will depend on many factors including our revenue growth rate, the timing and extent of spending to support further sales and marketing and research and development efforts, the timing and extent of additional capital expenditures to invest in the expansion of existing facilities as well as new facilities. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. We may be required to seek additional equity or debt financing. If additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, results of operations and financial condition would be materially and adversely affected.

Emerging Growth Company Status

GRIID qualifies as an “emerging growth company” under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as GRIID is an emerging growth company, we will not be required to:

•
comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);
•
have an auditor report on our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;
•
submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay,” “say-on-frequency” and pay ratio; and
•
disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. As a result, GRIID may adopt new or revised accounting standards by the date private companies are required to comply.

GRIID will continue to be an emerging growth company for five fiscal years following the closing of Adit’s initial public offering, or until such earlier time as its total annual gross revenues exceed $1.235 billion, GRIID issues more than $1 billion in debt in a three-year period or it becomes a large accelerated filer, as defined in the Exchange Act Rule 12b-2. Large accelerated filers have several criteria to meet, with a significant criterion of having aggregate worldwide common equity held by non-affiliates of greater than $700 million.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable

Item 8. Financial Statements and Supplementary Data.

Please refer to the financial statements in this Annual Report which is incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2023 due to the material weaknesses in our internal controls over financial reporting described below.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with GAAP. Because of its inherent limitations, our internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with applicable policies or procedures may deteriorate.

For the year ended December 31, 2022, the Company identified material weaknesses in its internal controls over financial reporting related to the reclassification of realized gains and losses from the sale of cryptocurrencies from nonoperating income to operating in its statement of operations and the reclassification of cash proceeds related to the sale of cryptocurrencies from cash flows from investing activities to cash flows from operating activities in its statement of cash flows. This material weakness resulted in the restatement of the Company’s consolidated financial statements for the nine months ended September 30, 2022 for the reclass in the recognition of realized gain or loss in sale of cryptocurrencies as well as the purchases of fixed assets from long term deposits. The Company reclassed the proceeds from the sale of cryptocurrencies from operating activities to investing activities on the consolidated statements of cash flows. The Company reclassed the long-term deposits used to purchase fixed assets from operating activities to investing activities. The Company also restated the beginning balance of cash to include restricted and unrestricted cash for the beginning of the period.

For the year ended December 31, 2023, the Company identified material weaknesses in our internal controls over (i) financial reporting related to accounting for unique and/or technically complex transactions (including warrant accounting and long-lived asset impairment evaluation) and (ii) the accounting and financial reporting function (including segregation of duties and review process and financial statement reporting).

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness, as of December 31, 2023, of the Company’s internal control over financial reporting. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in its publication Internal

Control-Integrated Framework (2013). Based on that evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2023, due to material weaknesses in its internal controls resulting from (i) the Company not appropriately identifying and accounting for the GEM Warrant, (ii) the Company not appropriately identifying indicators of impairment when performing its long-lived asset impairment analysis, (iii) the Company not having appropriate segregation of duties policies and procedures in place and (iv) the Company’s financial statement preparation and disclosures not being subjected to a thorough review resulting in many items needing to be changed or updated as a result of our independent registered accounting firm’s review. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Notwithstanding the material weaknesses identified above, management has concluded that its consolidated financial statements included in this Annual Report fairly present in all material respects the financial condition, results of operations and cash flows of the Company in accordance with GAAP for each of the periods presented therein.

We have begun implementation to remediate the material weaknesses. These remediation measures are ongoing and include the hiring of additional accounting personnel and implementing additional policies, procedures and controls. We will consider the material weaknesses to be fully remediated once the applicable controls operate for a sufficient period of time and our management has concluded, through testing, that these controls are operating effectively.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. For as long as we remain an “emerging growth company” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, we intend to take advantage of the exemption permitting us not to comply with the requirement that our independent registered public accounting firm provide an attestation on the effectiveness of our internal control over financial reporting.

Changes in Internal Control

We periodically review our internal control over financial reporting as part of our efforts to ensure compliance with the requirements of Section 404 of the Sarbanes-Oxley Act. In addition, we routinely review our system of internal control over financial reporting to identify potential changes to our processes and systems that may improve controls and increase efficiency, with the goal of establishing and maintaining an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating the activities of business units, migrating certain processes to our shared services organizations, formalizing policies and procedures, improving segregation of duties and increasing monitoring controls. We also will have changes in our internal controls going from a private company to a public company and to address the material weaknesses describe above. There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

During the three months ended December 31, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Information called for by Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K has been omitted as we intend to file with the SEC not later than 120 days after the end of our fiscal year ended December 31, 2023, an amendment to this Form 10-K or a definitive Proxy Statement pursuant to Regulation 14A promulgated under the Exchange Act relating to the Company’s annual meeting of stockholders to be held in 2023 (as applicable, the “Part III Filing”). Such information will be set forth in such Part III Filing and is incorporated herein by reference.

Item 10. Directors, Executive Officers and Corporate Governance.

The information required to be included by Item 10 of Form 10-K will be included in our Part III Filing and such information is incorporated herein by reference.

We have a code of ethics that applies to each of our directors and employees, including our Chief Executive Officer and Chief Financial Officer. Our code of ethics is available on our website at www.griid.com under the Governance section. We intend to disclose any amendment to, or waiver from, a provision of our code of ethics that applies to our Chief Executive Officer, Chief Financial Officer or principal accounting officer by posting such information on the Investors section of our website.

Item 11. Executive Compensation.

The information required to be included by Item 11 of Form 10-K will be included in our Part III Filing and such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required to be included by Item 12 of Form 10-K will be included in our Part III Filing and such information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required to be included by Item 13 of Form 10-K will be included in our Part III Filing and such information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required to be included by Item 14 of Form 10-K will be included in our Part III Filing and such information is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

1.
Financial Statements

2.
Financial Statement Schedules

All financial statement schedules have been omitted as the information is not required under the related instruction or is not applicable or because the information required is already included in the financial statements or the notes to those financial statements.

3.
Exhibits

Exhibit No.	Description

2.1^#

Agreement and Plan of Merger, dated as of November 29, 2021, by and among Adit EdTech Acquisition Corp., ADEX Merger Sub, LLC and Griid Holdco LLC (attached as Annex A-1 to the proxy statement/prospectus contained in the registration statement on Form S-4 (File No. 333-261880), filed with the SEC on November 1, 2023).

2.2#

First Amendment to Agreement and Plan of Merger, dated as of December 23, 2021, by and among Adit EdTech Acquisition Corp., ADEX Merger Sub, LLC and Griid Holdco LLC (attached as Annex A-2 to the proxy statement/prospectus contained in the registration statement on Form S-4 (File No. 333-261880), filed with the SEC on November 1, 2023).

2.3#

Second Amendment to Agreement and Plan of Merger, dated as of October 17, 2022, by and among Adit EdTech Acquisition Corp., ADEX Merger Sub, LLC and Griid Holdco LLC (attached as Annex A-3 to the proxy statement/prospectus contained in the registration statement on Form S-4 (File No. 333-261880), filed with the SEC on November 1, 2023).

2.4#

Third Amendment to Agreement and Plan of Merger, dated as of February 8, 2023, by and among Adit EdTech Acquisition Corp., ADEX Merger Sub, LLC and Griid Holdco LLC (attached as Annex A-4 to the proxy statement/prospectus contained in the registration statement on Form S-4 (File No. 333-261880), filed with the SEC on November 1, 2023).

3.1#

Second Amended and Restated Certificate of Incorporation of GRIID Infrastructure Inc. (incorporated by reference to Exhibit 3.1 to GRIID Infrastructure Inc.’s Current Report on Form 8-K (File No. 001-39872), filed with the SEC on January 2, 2024).

3.2#

Amended and Restated Bylaws of GRIID Infrastructure Inc. (incorporated by reference to Exhibit 3.2 to GRIID Infrastructure Inc.’s Current Report on Form 8-K (File No. 001-39872), filed with the SEC on January 2, 2024).

4.1#

Amended and Restated Warrant Agreement, dated as of December 23, 2021, by and between Adit EdTech Acquisition Corp. and Continental Stock Transfer & Trust Company (filed as Exhibit 4.1 to the proxy statement/prospectus contained in the registration statement on Form S-4 (File No. 333-261880), filed with the SEC on November 1, 2023).

4.2^#

Warrant for Class B Units of GRIID Holdco LLC, dated as of October 9, 2022, issued to Blockchain Capital Solutions (US), Inc. (filed as Exhibit 4.2 to the proxy statement/prospectus contained in the registration statement of Form S-4 (File No. 333-261880), filed with the SEC on November 1, 2023).

4.3^#

Form of Warrant for Class B Units of GRIID Holdco LLC (filed as Exhibit 4.3 to the proxy statement/prospectus contained in the registration statement on Form S-4 (File No. 333-261880), filed with the SEC on November 1, 2023).

4.4^#

Warrant, dated December 29, 2023, issued to GEM Yield Bahamas Limited (incorporated by reference to Exhibit 4.2 to GRIID Infrastructure Inc.’s Current Report on Form 8-K (File No. 001-39872), filed with the SEC on January 2, 2024).

4.5^#

Form of GRIID Holdco LLC Promissory Note (filed as Exhibit 4.4 to the proxy statement/prospectus contained in the registration statement on Form S-4 (File No. 333-261880), filed with the SEC on November 1, 2023).

4.6^#

Promissory Note, dated December 29, 2023, issued by GRIID Infrastructure Inc. to EarlyBirdCapital, Inc. (incorporated by reference to Exhibit 4.4 to GRIID Infrastructure Inc.’s Current Report on Form 8-K (File No. 001-39872), filed with the SEC on January 2, 2024).

4.7^#

Form of GRIID Holdco LLC Promissory Note (incorporated by reference to Exhibit 4.5 to GRIID Infrastructure Inc.’s Current Report on Form 8-K (File No. 001-39872), filed with the SEC on January 2, 2024).

4.8#

Amended and Restated Promissory Note dated July 12, 2023 (incorporated by reference to Exhibit 10.1 to Adit EdTech Acquisition Corp.’s Current Report on Form 8-K (File No. 001-39872), filed with the SEC on July 12, 2023).

4.9#

Amended and Restated Promissory Note, issued March 12, 2023 (filed as Exhibit 4.7 to the proxy statement/prospectus contained in the registration statement on Form S-4 (File No. 333-261880), filed with the SEC on November 1, 2023).

10.1^#	Voting Agreement (attached as Annex B to the proxy statement/prospectus contained in the registration statement on Form S-4 (File No. 333-261880), filed with the SEC on November 1, 2023).

10.2#

Investor Rights Agreement by and between GRIID Infrastructure Inc. and the signatories party thereto (incorporated by reference to Exhibit 10.3 to GRIID Infrastructure Inc.’s Current Report on Form 8-K (File No. 001-39872), filed with the SEC on January 2, 2024).

10.3#

Letter Agreement, dated January 11, 2021, by and among Adit EdTech Acquisition Corp., Adit EdTech Acquisition Corp., its outside directors, its industry advisors and Adit EdTech Sponsor, LLC (incorporated by reference to Exhibit 10.1 to Adit EdTech Acquisition Corp.’s Current Report on Form 8-K (File No. 001-39872), filed with the SEC on January 14, 2021).

10.4^*#

Ground Lease, dated as of August 20, 2021, as amended as of October 14, 2021 and further amended as of November 8, 2021, by and between Griid Infrastructure LLC and Michael Skelly (filed as Exhibit 10.4 to the proxy statement/prospectus contained in the registration statement of Form S-4 (File No. 333-261880), filed with the SEC on November 1, 2023).

10.5^#

Power Supply Contract, effective as of January 1, 2020, by and between Union Data LLC and Knoxville Utilities Board (filed as Exhibit 10.5 to the proxy statement/prospectus contained in the registration statement on Form S-4 (File No. 333-261880), filed with the SEC on November 1, 2023).

10.6^#

Amendment to Power Supply Contract, effective as of May 1, 2020, by and between Union Data LLC and Knoxville Utilities Board (filed as Exhibit 10.6 to the proxy statement/prospectus contained in the registration statement on Form S-4 (File No. 333-261880), filed with the SEC on November 1, 2023).

10.7^#

Amendment to Power Supply Contract, effective as of April 1, 2021, by and between Union Data LLC and Knoxville Utilities Board (filed as Exhibit 10.7 to the proxy statement/prospectus contained in the registration statement on Form S-4 (File No. 333-261880), filed with the SEC on November 1, 2023).

10.8^#

Third Amended and Restated Credit Agreement, dated as of November 19, 2021, by and between Griid Infrastructure LLC, the Lenders from time to time party thereto, and Blockchain Access UK Limited (filed as Exhibit 10.8 to the proxy statement/prospectus contained in the registration statement on Form S-4 (File No. 333-261880), filed with the SEC on November 1, 2023).

10.8.1^#

Fourth Amended and Restated Credit Agreement, dated as of October 9, 2022, by and between Griid Infrastructure LLC, the Lenders from time to time party thereto, and Blockchain Access UK Limited (filed as Exhibit 10.8.1 to the proxy statement/prospectus contained in the registration statement on Form S-4 (File No. 333-261880), filed with the SEC on November 1, 2023).

10.8.2^#

Settlement and Release Agreement, dated as of October 9, 2022, by and between Adit EdTech Acquisition Corp., Griid Infrastructure LLC, the Lenders from time to time party thereto, and Blockchain Access UK Limited (filed as Exhibit 10.8.2 to the proxy statement/prospectus contained in the registration statement on Form S-4 (File No. 333-261880), filed with the SEC on November 1, 2023).

10.9^*#

Development and Operation Agreement, dated as of August 31, 2021, by and between Data Black River LLC and Helix Digital Partners, LLC (filed as Exhibit 10.9 to the proxy statement/ prospectus contained in the registration statement on Form S-4 (File No. 333-261880), filed with the SEC on November 1, 2023).

10.10^#

Supply Agreement, dated as of September 8, 2021, by and between Griid Infrastructure LLC and Intel Corporation (filed as Exhibit 10.10 to the proxy statement/prospectus contained in the registration statement on Form S-4 (File No. 333-261880), filed with the SEC on November 1, 2023).

10.10.1^#

First Amendment to Supply Agreement, dated as of September 9, 2022, by and between Griid Infrastructure LLC and Intel Corporation (filed as Exhibit 10.10.1 to the proxy statement/ prospectus contained in the registration statement on Form S-4 (File No. 333-261880), filed with the SEC on November 1, 2023).

10.11^*#

Site Location and Development Agreement, dated as of September 28, 2020, by and between Red Dog Technologies LLC and Johnson City Energy Authority d/b/a Brightridge (filed as Exhibit 10.11 to the proxy statement/prospectus contained in the registration statement on Form S-4 (File No. 333-261880), filed with the SEC on November 1, 2023).

10.12#

Amendatory Agreement, dated as of October 28, 2020, by and between Red Dog Technologies LLC and Johnson City Energy Authority d/b/a Brightridge (filed as Exhibit 10.12 to the proxy statement/prospectus contained in the registration statement on Form S-4 (File No. 333-261880), filed with the SEC on November 1, 2023).

10.13#

Amendatory Agreement, dated as of November 30, 2020, by and between Red Dog Technologies LLC and Johnson City Energy Authority d/b/a Brightridge (filed as Exhibit 10.13 to the proxy statement/prospectus contained in the registration statement on Form S-4 (File No. 333-261880), filed with the SEC on November 1, 2023).

10.14#

Amendatory Agreement, dated as of December 30, 2020, by and between Red Dog Technologies LLC and Johnson City Energy Authority d/b/a Brightridge (filed as Exhibit 10.14 to the proxy statement/prospectus contained in the registration statement on Form S-4 (File No. 333-261880), filed with the SEC on November 1, 2023).

10.15#

Amendatory Agreement, dated as of January 28, 2021, by and between #Red Dog Technologies LLC and Johnson City Energy Authority d/b/a Brightridge (filed as Exhibit 10.15 to the proxy statement/prospectus contained in the registration statement on Form S-4 (File No. 333-261880), filed with the SEC on November 1, 2023).

10.16#

Amendatory Agreement, dated as of February 22, 2021, by and between Red Dog Technologies LLC and Johnson City Energy Authority d/b/a Brightridge (filed as Exhibit 10.16 to the proxy statement/prospectus contained in the registration statement on Form S-4 (File No. 333-261880), filed with the SEC on November 1, 2023).

10.17#

Amendatory Agreement, dated as of March 30, 2021, by and between Red Dog Technologies LLC and Johnson City Energy Authority d/b/a Brightridge (filed as Exhibit 10.17 to the proxy statement/prospectus contained in the registration statement on Form S-4 (File No. 333-261880), filed with the SEC on November 1, 2023).

10.18+^#

Offer Letter, dated as of August 23, 2019, by and between Griid Infrastructure LLC and Michael W. Hamilton (filed as Exhibit 10.18 to the proxy statement/prospectus contained in the registration statement on Form S-4 (File No. 333-261880), filed with the SEC on November 1, 2023).

10.19+#

Offer Letter, dated as of April 14, 2021, by and between Griid Infrastructure LLC and Allan J. Wallander (filed as Exhibit 10.19 to the proxy statement/prospectus contained in the registration statement on Form S-4 (File No. 333-261880), filed with the SEC on November 1, 2023).

10.20^#

Amended and Restated Mining Services Agreement, by and between Griid Infrastructure LLC and Blockchain Capital Solutions (US), Inc., dated as of October 9, 2022 (filed as Exhibit 10.20 to the proxy statement/prospectus contained in the registration statement on Form S-4 (File No. 333-261880), filed with the SEC on November 1, 2023).

10.21+#

GRIID Infrastructure Inc. 2023 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to GRIID Infrastructure Inc.’s Current Report on Form 8-K (File No. 001-39872), filed with the SEC on January 2, 2024).

10.22+#

Griid Infrastructure Equity Plan LLC Profits Interest Plan (filed as Exhibit 10.22 to the proxy statement/prospectus contained in the registration statement on Form S-4 (File No. 333-261880), filed with the SEC on November 1, 2023).

10.23+#

Form of GRIID Infrastructure Inc. Indemnification Agreement (incorporated by reference to Exhibit 10.1 to GRIID Infrastructure Inc.’s Current Report on Form 8-K (File No. 001-39872), filed with the SEC on January 2, 2024).

10.24^#

Share Purchase Agreement, dated as of September 9, 2022, among Adit EdTech Acquisition Corp., Griid Infrastructure LLC, GEM Global Yield LLC SCS, and GEM Yield Bahamas Limited (incorporated by reference to Exhibit 10.1 to Adit EdTech Acquisition Corp.’s Current Report on Form 8-K (File No. 001-39872), filed with the SEC on September 12, 2022).

10.25^#

Registration Rights Agreement, dated as of September 9, 2022, among Griid Infrastructure LLC, GEM Global Yield LLC SCS, and GEM Yield Bahamas Limited (incorporated by reference to Exhibit 10.2 to Adit EdTech Acquisition Corp.’s Current Report on Form 8-K (File No. 001-39872), filed with the SEC on September 12, 2022).

10.26^#

Electric Service Contract #1, dated as of June 1, 2022, by and between Ava Data, LLC and Lenoir City Utilities Board (filed as Exhibit 10.26 to the proxy statement/prospectus contained in the registration statement on Form S-4 (File No. 333-261880), filed with the SEC on November 1, 2023).

10.27^#

Electric Service Contract #2, dated as of June 1, 2022, by and between Ava Data, LLC and Lenoir City Utilities Board (filed as Exhibit 10.27 to the proxy statement/prospectus contained in the registration statement on Form S-4 (File No. 333-261880), filed with the SEC on November 1, 2023).

10.28^#

Interruptible Power Product Agreement, dated as of May 20, 2022, by and between Ava Data, LLC and Tennessee Valley Authority (filed as Exhibit 10.28 to the proxy statement/prospectus contained in the registration statement on Form S-4 (File No. 333-261880), filed with the SEC on November 1, 2023).

10.29#

Form of Voting Agreement, dated November 4, 2022, by and between the Company and the stockholders signatory thereto (incorporated by reference to Exhibit 10.1 to Adit EdTech Acquisition Corp.’s Current Report on Form 8-K (File No. 001-39872), filed with the SEC on November 10, 2022).

10.30^#

Amendment to Underwriting Agreement, dated December 6, 2022, by and between the Company and EarlyBird, as representative of the several underwriters (filed as Exhibit 10.30 to the proxy statement/prospectus contained in the registration statement on Form S-4 (File No. 333-261880), filed with the SEC on November 1, 2023).

10.31#

Engagement Letter Agreement, dated April 17, 2021, by and between Deucalion Partners, LLC and GRIID Infrastructure Inc. (filed as Exhibit 10.31 to the proxy statement/prospectus contained in the registration statement on Form S-4 (File No. 333-261880), filed with the SEC on November 1, 2023).

10.31.1#

Amendment No. 1 to the Engagement Letter Agreement, dated November 14, 2022, by and between Deucalion Partners, LLC and GRIID Infrastructure Inc. (filed as Exhibit 10.31.1 to the proxy statement/prospectus contained in the registration statement on Form S-4 (File No. 333-261880), filed with the SEC on November 1, 2023).

10.32*#

Consulting Agreement, dated August 18, 2021, by and between Adit EdTech Acquisition Corp. and Arthur D. Little, LLC (filed as Exhibit 10.32 to the proxy statement/prospectus contained in the registration statement on Form S-4 (File No. 333-261880), filed with the SEC on November 1, 2023).

10.33	Deposit Account Control Agreement ("DACA") - Customers Account

10.34	Deposit Account Control Agreement ("DACA") - Coinbase Account

21.1#	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to GRIID Infrastructure Inc.’s Current Report on Form 8-K (File No. 001-39872), filed with the SEC on January 2, 2024).

24.1	Power of Attorney (included on signature page hereof).

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	GRIID Infrastructure Inc Dodd-Frank Clawback Policy

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

* Annexes, schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant agrees to furnish supplementally a copy of any omitted attachment to the SEC on a confidential basis upon request.

^ Certain confidential information contained in this exhibit, marked by brackets, has been omitted pursuant to Item 601(b)(10)(iv) because the information (i) is not material and (ii) is the type of information that the Company both customarily and actually treats as private and confidential.

+ Management contract or compensatory plan or arrangement.

# Incorporated by reference

Item 16. 10-K Summary

Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 15, 2024.

GRIID Infrastructure Inc.

Date:	By:	/s/ James D. Kelly III
James D. Kelly III
Chief Executive Officer

POWER OF ATTORNEY

KNOW BY ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James D. Kelly III and Allan Wallander each of them, his or her true and lawful attorney-in-fact and agents with full and several power of substitution, for him or her and his or her name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agents or any of them, or their substitutes, may lawfully do or cause to be done.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/James D. Kelly III	Chief Executive Officer and Director (Principal Executive Officer)	April 15, 2024
James D. Kelly III

/s/ Allan Wallander	Chief Financial Officer (Principal Financial and Accounting Officer)	April 15, 2024
Allan Wallander

/s/ Cristina Dolan	Director	April 15, 2024
Cristina Dolan

/s/ Sharmila Kassam	Director	April 15, 2024
Sharmila Kassan

/s/ David L. Shrier	Director	April 15, 2024
David L. Shrier

/s/ Neal Simmons	Director	April 15, 2024
Neal Simmons

/s/ Sundar Subramaniam	Director	April 15, 2024
Sundar Subramaniam

/s/ Thomas J. Zaccagnino	Director	April 15, 2024
Thomas J. Zaccagnino

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of GRIID Infrastructure Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of GRIID Infrastructure Inc. and its subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, shareholders' deficit and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and its total liabilities exceed its total assets. The ongoing viability of the Company is largely dependent on the future financial and operating performance of the Company. To date, the Company has, in large part, relied on debt financings to fund its operations. Management expects to continue to incur significant expenses for the foreseeable future while the Company makes investments to support its anticipated growth. The Company’s ability to continue is dependent upon bitcoin prices remaining at or above certain levels. Based upon current and historical volatility the Company is unable to be certain that they can profitably mine bitcoin to support operations. The Company has suffered recurring losses from operations resulting in an accumulated deficit and has experienced negative cash flows from operations. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ RSM US LLP

We have served as the Company's auditor since 2021.

Austin, TX

April 15, 2024

GRIID INFRASTRUCTURE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except unit amounts)

	December 31, 2023	December 31, 2022
Assets
Current assets
Cash	$2,851	$646
Other receivables	40	295
Cryptocurrencies	142	51
Finance lease right-of-use asset, current	1	1
Prepaid expenses and other current assets	301	178
Total current assets	3,335	1,171
Restricted cash	323	323
Property and equipment, net	30,844	37,156
Operating lease right-of-use asset	2,262	2,454
Finance lease right-of-use asset	43	96
Long-term deposits	5,400	4,941
Total assets	$42,207	$46,141
Liabilities and Shareholders' deficit
Current liabilities
Accounts payable	$12,902	$4,598
Operating lease liability, current	222	205
Finance lease liability, current	6	377
Notes payable, net	2,737	667
Accrued expenses and other current liabilities	6,287	3,175
Total current liabilities	22,154	9,022
Notes payable, net	69,011	45,682
Payable to lessor – construction in progress	137	504
Warrant liability	3,838	76,423
Unearned grant revenue	195	195
Deferred tax liability	4,304	229
Operating lease liability	2,111	2,300
Finance lease liability	94	98
Total liabilities	101,844	134,453
Commitments and contingencies (See Note 14)
Shareholders' deficit
Common Stock (0.0001 par value 100,000,000 authorized, 58,500,000 and 43,365,721 shares issued and outstanding at December 31, 2023 and 2022, respectively)	7	2,368
Additional Paid-In Capital	47,765	—
Accumulated deficit	(107,409)	(90,680)
Total shareholders' deficit	(59,637)	(88,312)
Total liabilities and shareholders' deficit	$42,207	$46,141

The accompanying notes are an integral part of these audited consolidated financial statements.

GRIID INFRASTRUCTURE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands)

	Years Ended December 31,

	2023	2022
Revenue
Cryptocurrency mining revenue, net of mining pool operator fees	$9,137	$13,477
Mining services revenue	10,487	8,416
Other revenue	—	462
Total revenue, net	19,624	22,355
Operating expenses
Cost of revenues (excluding depreciation and amortization)	13,670	12,233
Depreciation and amortization	5,540	7,128
Compensation and related taxes	7,349	10,575
Professional and consulting fees	2,939	5,420
General and administrative	3,036	4,605
Loss on contingency	217	—
Gain on extinguishment - non-debt related	(375)	—
Impairment of cryptocurrencies	285	6,026
Impairment of property and mining equipment	—	95
Realized gain on sale of cryptocurrencies	(351)	(3,998)
Total operating expenses	32,310	42,084
Gain (loss) on disposal of property and equipment	1,059	(16)
Loss from operations	(11,627)	(19,745)
Other income (expense)
Loss on extinguishment of debt	(25,081)	(51,079)
Debt issuance costs	(4,000)	—
Change in fair value of warrant liability and warrant derivative	59,662	22,948
Gain on termination of warrant	—	139
Other income, net of other expense	453	200
Interest expense, net	(34,001)	(14,367)
Total other income (expense)	(2,967)	(42,159)
Loss before income taxes	(14,594)	(61,904)
Income tax expense (benefit)	4,063	(298)
Net loss	$(18,657)	$(61,606)
Basic and diluted net loss per share	(0.34)	(1.28)
Basic and diluted weighted average number of shares outstanding	54,769,568	48,044,313

The accompanying notes are an integral part of these audited consolidated financial statements.

GRIID INFRASTRUCTURE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(amounts in thousands, except per share amounts)

	For the Years Ended December 31, 2023 and 2022

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Shareholders' Deficit
	Shares	Amount
Balance, December 31, 2021, as converted	40,515,159	$2,368	$—	$(26,939)	$(24,571)
Unit-based compensation	—	$—	$—	$132	$132
Reclassification of warrants	—	$—	$—	$(2,267)	$(2,267)
Net loss	—	$—	$—	$(61,606)	$(61,606)
Vesting of incentive units	2,861,623	—	—	—	—
Balance, December 31, 2022, as converted	43,376,782	$2,368	$—	$(90,680)	$(88,312)
Vesting of incentive units	2,113,766	—	—	—	—
Issuance of class B warrants	12,307,945	—	66,215	—	66,215
Forfeitures of incentive units	137,235
Unvested shares considered outstanding at conversion	564,272	—	—	—	—
Conversion of shares to common stock in connection with reverse merger		(2,361)	—	—	(2,361)
Unit-based compensation	—	—	—	97	97
Issuance costs related to the merger	—	—	(18,450)	1,831	(16,619)
Net loss	—	—	—	(18,657)	(18,657)
Balance, December 31, 2023, as converted	58,500,000	$7	$47,765	$(107,409)	$(59,637)

The accompanying notes are an integral part of these audited consolidated financial statements.

GRIID INFRASTRUCTURE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	For the Years ended December,
	2023	2022

Cash flows from operating activities:
Net loss	$(18,657)	$(61,606)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,540	7,128
Loss (gain) on disposal of property and equipment	(1,059)	16
Realized gain on sale of cryptocurrencies	(351)	(3,998)
Gain on extinguishment of leases	(375)	—
Change in fair value of warrant liability and embedded derivative liability	(59,662)	(22,948)
Loss on extinguishment of debt	25,081	51,079
Gain on termination of warrant	—	(139)
Impairment of cryptocurrencies	285	6,026
Impairment of property and mining equipment	—	95
Non-cash interest expense	33,144	10,691
Unit-based compensation	97	132
Cryptocurrency mined, net	(9,969)	(13,900)
Changes in operating assets and liabilities:
Other receivables	255	81
Prepaid expenses and other current assets	(123)	1,465
Long term deposits	(460)	530
Operating lease right-of-use asset	182	209
Accounts payable	(2,271)	4,888
Accrued expenses and other current liabilities	3,113	1,214
Deferred tax liability	4,075	(426)
Operating lease liability	(165)	(19)
Finance lease liability	—	(13)
Net cash used in operating activities	(21,320)	(19,495)
Cash flows from investing activities:
Deposits on purchases of property and equipment	—	(7,374)
Proceeds from the sale of cryptocurrencies	9,943	26,871
Purchases of property and equipment	(248)	(14,112)
Proceeds from disposal of property and equipment	2,132	589
Net cash provided by investing activities	11,827	5,974
Cash flows from financing activities:
Repayment of US dollar notes payable	(450)	—
Issuance costs related to merger	(3,167)
Proceeds from issuance of US dollar notes payable and shareholder loans	15,315	13,881
Net cash provided by financing activities	11,698	13,881
Net increase in cash	2,205	360
Cash at beginning of period	969	609
Cash at end of period	$3,174	$969
Reconciliation of cash and restricted cash to the Consolidated Balance Sheet
Cash	$2,851	$646
Restricted Cash	323	323
Total cash and restricted cash	$3,174	$969
Supplemental cash flow disclosures:
Cash paid for interest	857	3,287
Fair value of payments made in cryptocurrency for revenue share consideration	—	461
Supplemental non-cash disclosures:
Equity issuance costs not paid in accounts and notes payable	15,283	—
Amounts to be paid per the development and operation agreement	35	35
Right-of-use asset and lease liability associated with finance lease	—	47
Issuance of warrants	15,315	56,994
Right-of-use asset and lease liability associated with operating lease	55	1,375
Fair value of warrant liability issued in connection with notes payable amendment	25,080	49,421
Non-Cash Deposits used in Purchase of Miner Chips	—	5,715

The accompanying notes are an integral part of these audited consolidated financial statements.

GRIID INFRASTRUCTURE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except unit and per unit amounts or as otherwise indicated)

1. Description of Business

Griid Infrastructure Inc. (“GRIID” or, the “Company”) is a vertically integrated bitcoin mining company based in Cincinnati, Ohio that owns and operates a growing portfolio of energy infrastructure and high-density data centers across North America. The Company has built a bitcoin mining operation, which operates specialized computers (also known as “miners”) that generate cryptocurrency. Currently, the only cryptocurrency mined by GRIID is bitcoin. The Company was formed in the State of Delaware on May 23, 2018.

On December 29, 2023, the Company, formerly known as “Adit EdTech Acquisition Corp.” (“Adit”) consummated the previously announced reverse recapitalization transaction contemplated by that certain Agreement and Plan of Merger, dated as of November 29, 2021 (the “Initial Merger Agreement”), as amended by the first amendment to the Initial Merger Agreement, dated December 23, 2021 (the “First Amendment”), the second amendment to the Initial Merger Agreement, dated October 17, 2022 (the “Second Amendment”), and the third amendment to the Initial Merger Agreement, dated February 8, 2023 (the “Third Amendment,” together with the Initial Merger Agreement as amended by the First Amendment, the Second Amendment and the Third Amendment, the “Merger Agreement”). Pursuant to the Merger Agreement, (i) ADIT Merger Sub, LLC, a Delaware limited liability company and a wholly owned subsidiary of Adit (“Merger Sub”), merged with and into Griid Holdco LLC (“GRIID Holdco”), with GRIID Holdco as the surviving company in the merger and, after giving effect to such merger, continuing as a wholly owned subsidiary of the Company (the “merger”) and (ii) the Company’s name was changed from Adit EdTech Acquisition Corp. to GRIID Infrastructure Inc.

Upon entering the Transaction, GRIID’s LLC Agreement was amended to the Amended and Restated Limited Liability Company Agreement (the “Amended LLC Agreement”). As part of the Amended LLC Agreement, New GRIID became the sole member of GRIID. The governing documents were amended such that the business of GRIID is managed solely by New GRIID. Additionally, New GRIID adopted the Amended and Restated Bylaws of Griid Infrastructure Inc. (the “Company Bylaws”) which governs New GRIID’s business and affairs.

2. Liquidity and Financial Condition

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. Since its inception, the Company has incurred net losses. During the years ended December 31, 2023 and 2022, the Company incurred net losses of $18,657 and $61,606, respectively. As of December 31, 2023, the Company had an accumulated deficit of $107,409.

As of December 31, 2023, the Company had cash and cash equivalents of $2,851 which are available to fund future operations. The ongoing viability of the Company is largely dependent on the future financial and operating performance of the Company. To date, the Company has, in large part, relied on debt financing to fund its operations. Management expects to continue to incur significant expenses for the foreseeable future while the Company makes investments to support its anticipated growth. The Company’s ability to continue is dependent upon bitcoin prices remaining at or above certain levels. Based upon current and historical volatility of bitcoin the Company is unable to be certain that it can profitably mine bitcoin to support its operations. As such, there exists substantial doubt about the Company’s ability to remain a going concern within one year after the date these consolidated financial statements were issued.

The Company has received $5,250 in draws related to the GEM facility (Note 14) as of April 15, 2024 and plans to draw the additional funds allowed per the agreement. The Company plans to raise additional bridge investor financing options with corresponding increases in ownership equity as well as continue to reduce or delay expenditures originally forecasted. The Company will have additional needs for capital in the next fiscal year. These additional needs might not be available to fund the Company's operations.

3. Basis of Presentation, Summary of Significant Accounting Policies and Recent Accounting

Pronouncements

Basis of Presentation and Principles of Consolidation

The Company’s audited consolidated financial statements have been prepared in accordance with U.S. GAAP. The accompanying consolidated financial statements of the Company include the accounts of the Company and its wholly or majority owned and controlled subsidiaries. Consolidated subsidiaries’ results are included from the date the subsidiary was formed or acquired. Intercompany investments, balances and transactions have been eliminated in consolidation. Non–controlling interests represents the minority equity investment in the Company’s subsidiaries, plus the minority investors’ share of the net operating results and other components of equity relating to the non–controlling interest.

The accompanying audited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Amounts disclosed are in thousands except for share, per share, Bitcoin, and miner amounts, or as noted.

Use of Estimates

The preparation of audited consolidated financial statements in conformity with U.S. GAAP requires management to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the audited consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant items subject to such judgments, estimates and assumptions include revenue recognition, the useful lives and recoverability of long-lived assets, unit-based compensation expense, impairment analysis of indefinite lived intangibles, and the fair value of the Company’s warrant liability and embedded derivative liability. Actual results experienced by the Company may differ from those estimates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents. Substantially all the Company’s cash and cash equivalents and investments are held at one U.S. financial institution in the United States that management believes is of high credit quality. Such deposits may, at times, exceed federally insured limits or may not be covered by deposit insurance at all. The Company had not experienced any credit losses on its cash and cash equivalents from date-of-inception through December 31, 2023.

During the years ended December 31, 2023 and 2022, the Company chose to mine with certain mining pool operators, with revenue generated from their related mining pools constituted as follows:

	December 31, 2023	December 31, 2022
Pool 1	0.00%	0.01%
Pool 2	100.0%	99.9%

Additionally, the only cryptocurrency that the Company has mined to date has been bitcoin. As a result, the Company’s profitability is affected by changes in bitcoin pricing.

Fair Value of Financial Instruments

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principle or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Assets and liabilities are measured at fair value using a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy maximizes the use of observable inputs and minimizes the use of unobservable inputs.

The three levels of inputs used to measure fair value are as follows:

•
Level 1 – Valuations based on quoted prices (unadjusted) for identical assets or liabilities in active markets;
•
Level 2 – Valuations based on quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in inactive markets; or other inputs that are observable or can be corroborated by observable market data; and
•
Level 3 – Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

Observable inputs are based on market data obtained from independent sources, while unobservable inputs are based on the Company’s market assumptions. Unobservable inputs require significant management judgment or estimation. In some cases, the inputs used to measure an asset or liability may fall into different levels of the fair value hierarchy. In those instances, the fair value measurement is required to be classified using the lowest level of input that is significant to the fair value measurement. Such determination requires significant management judgment.

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgement and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

In determining the fair value of its financial instruments, the Company considers the source of observable market data inputs, liquidity of the instrument, the credit risk of the counterparty to the contract, and its risk of nonperformance. In the case where the fair value is not observable for items subject to fair value measurement, the Company applies valuation techniques deemed the most appropriate under the U.S. GAAP guidance based on the nature of the assets and liabilities being measured.

As of December 31, 2023 and 2022, the financial assets or liabilities measured at fair value were the Company’s outstanding notes payable and warrant liability balances. The warrant liability associated with warrants issued in conjunction with the Company’s Third Amended and Restated Loan Agreement as well as the Fourth Amended and Restated Loan Agreement (see Note 11) is accounted for at fair value on a recurring basis with changes in fair value recognized in the consolidated statement of operations. Carrying amounts of the Company’s financial assets and liabilities, such as cash and cash equivalents, and accounts payable and accrued liabilities, is of approximate fair value due to the short-term nature of these instruments. The fair value of the Company’s debt approximates carrying value as it was recorded at fair value upon the Company’s extinguishment of debt (see Note 11).

Cryptocurrencies

Cryptocurrencies, consisting solely of bitcoin, are included in current assets in the accompanying consolidated balance sheets due to the Company’s ability to sell it in a highly liquid marketplace and its intent to liquidate its cryptocurrencies to support operations when needed. Cryptocurrencies awarded to the Company through its mining activities are accounted for in connection with the Company’s revenue recognition policy disclosed below.

The cryptocurrencies held are accounted for as intangible assets with indefinite useful lives. An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Impairment exists when the carrying amount exceeds its fair value, which is measured using the quoted price of the cryptocurrency at the time its fair value is being measured.

In testing for impairment, the Company has the option to first perform a qualitative assessment to determine whether it is more likely than not that an impairment exists. Given that the fair value of cryptocurrencies is readily available (i.e., exchange traded at high volumes with readily observable market prices), the Company determined that performing a qualitative assessment is not necessary, and therefore proceeds directly to a quantitative test. The Company tests cryptocurrency assets for impairment on a daily basis using the intraday low price. The Company measures the amount of impairment loss by comparing the fair value of the cryptocurrency assets to their carrying value on an awarded basis. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses is not permitted.

Purchases of cryptocurrencies by the Company are included within investing activities in the accompanying consolidated statements of cash flows, while cryptocurrencies awarded to the Company through its mining activities are included as a non-cash adjustment within operating activities on the accompanying consolidated statements of cash flows. Proceeds from the sale of cryptocurrencies are included within investing activities in the accompanying consolidated statements of cash flows and any realized gains or losses from such sales are included in (loss) income from operations in the consolidated statements of operations. The Company recognizes realized gains or losses whenever cryptocurrencies are disposed of for any reason using the first-in first-out (“FIFO”) method of accounting.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets:

Years
Land	Indefinite
Energy infrastructure	10
General infrastructure	30
IT infrastructure	5
Miners	3
Miner Chip Inventory	3
Vehicles	5
Office furniture and equipment	3

Leasehold improvements are amortized using the straight-line method over the shorter of the original lease term inclusive of renewals or the estimated useful life of the asset. However, if the lease transfers ownership of the underlying asset to the lessee or the lessee is reasonably certain to exercise an option to purchase the underlying asset, the lessee should amortize the leasehold improvements to the end of their useful life. When assets are retired or disposed of, the cost together with related accumulated depreciation is removed from the Company’s accounts and the resulting gain or loss is reflected in the Company’s consolidated statements of operations.

Maintenance and repairs are charged to operating expense as incurred. Significant improvements that substantially enhance the useful life of an asset are capitalized and depreciated.

Long-Lived Assets Impairment

Long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group to be tested for possible impairment, for all assets except miners, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third- party independent appraisals, as considered appropriate. The Company tests its miners for impairment whenever events or changes in circumstances indicate that the carrying amount of the long-lived asset (group) might not be recoverable. For example, if its miners are no longer contributing to the Company’s hash rate, or other macroeconomic conditions arise requiring impairment such as a decline in the price of bitcoin, the Company conducts further testing. These tests are done on a preliminary basis to determine whether any potential indicators of impairment exist. If it is determined that a miner is no longer contributing to the Company’s hash rate, is unusable, or other macroeconomic conditions arise, then the Company will proceed to a quantitative impairment test of recoverability. The recoverability of assets to be held is measured by a comparison of the carrying amount of an asset to undiscounted future cash flows expected to be generated by the asset. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

During the year, the Company observed the miners at the Data Black River LLC site were not fully contributing to hash due to how the long-lived assets were being utilized on the site. It was not economically reasonable for the Company to mine on the site due to the decrease in value the miner would have produced relative to the cost to mine. Upon conducting further testing, indicators of impairment existed as of 12/31/2023. After proceeding to the quantitative impairment test for recoverability, it was determined that the Data Black River LLC assets were not impaired as the undiscounted future cash flows generated by the assets exceeded the carrying amount of the assets at the Data Black River LLC and therefore no impairment loss was recorded.

Leases

The Company determines if an arrangement is a lease at inception of the agreement. Finance leases are included in finance lease right-of-use (“ROU”) assets, and finance lease liability within long-term liabilities in the Company’s consolidated balance sheets. Operating leases are included in operating lease right-of-use asset, and operating lease liability within long-term liabilities in the Company’s consolidated balance sheets.

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Finance and operating lease ROU assets and liabilities are recognized based on the present value of lease payments over the lease term at commencement date of the lease. ROU assets also include any initial direct costs incurred and any lease payments made at or before the lease commencement date, less lease incentive received. As the Company’s leases do not provide an implicit interest rate, the Company uses the borrowing rates available for similar assets over a similar term based on the information available at the commencement date in determining the present value of lease payments. The Company uses the implicit rate when readily determinable. The Company’s lease terms may include options to extend or terminate the lease. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company does not recognize a ROU asset nor lease liability for short-term leases. Instead, it recognizes these short-term lease payments in the consolidated statements of operations on a straight-line basis over the lease term. Short-term leases are defined as 12 months or less in duration.

Revenue Recognition

Revenue is recognized when control of the goods and services provided is transferred to the Company’s customers and in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods and services using the following steps: (1) identification of the contract, or contracts with a customer, (2) identification of performance obligations in the contract, (3) determination of the transaction price, (4) allocation of the transaction price to the performance obligations in the contract and (5) recognition of revenue when or as the Company satisfies the performance obligations.

To identify the performance obligations in a contract with a customer, the Company must assess the promised goods or services in the contract and identify each promised good or service that is distinct. A performance obligation meets the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 606 – Revenue from Contracts with Customers definition of a distinct good or service if both of the following criteria are met: The customer can benefit from the good or service either on its own or together with other resources that are readily available to it (i.e., the good or service is capable of being distinct), and the Company’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract (i.e., the promise to transfer the good or service is distinct within the context of the contract).

The transaction price is the amount of consideration to which an entity expects to be entitled to receive in exchange for transferring promised goods or services to a customer. The consideration promised in a contract with a customer may include fixed amounts, variable amounts, or both. When determining the transaction price, an entity must consider the effects of all the following:

•
Variable consideration
•
Constraining estimates of variable consideration
•
The existence of a significant financing component in the contract
•
Noncash consideration
•
Consideration payable to a customer

Variable consideration is included in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized under the accounting contract will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The transaction price is allocated to each performance obligation on a relative standalone selling price basis. The transaction price allocated to each performance obligation is recognized when that performance obligation is satisfied, at a point in time or over time as appropriate.

The Company participates, along with other cryptocurrency mining operators, in cryptocurrency mining pools by executing contracts with mining pool operators to perform hash computations for the mining pool. The contracts are terminable at any time by either party without substantive compensation to the other party for such termination. Upon termination, the mining pool operator (i.e., the customer) is required to pay the Company any amount due related to previously satisfied performance obligations. The Company’s enforceable right to compensation begins upon performing hash computations for the mining pool operator. Providing hash computation services is an output of the Company’s ordinary activities and performing such hash computations represents the only performance obligation in the Company’s contracts with mining pool operators.

There is no significant financing component present in these transactions.

The Company earns revenue under payout models determined by the mining pool operator. The payout model relevant to the Company during the years ended December 31, 2023 and 2022 is referred to as Full Pay Per Share (“FPPS”) payout model. The Company notes that substantially all revenue recognized during the years ended December 31, 2023 and 2022 was earned from providing hash computations to mining pool operators under the FPPS payout model.

FPPS Payout Model

Under the FPPS payout model, in exchange for performing hash computations (i.e., hashrate) for the mining pool operator (i.e., the customer), which represents the Company’s only performance obligation, the Company is entitled to receive compensation, payable in bitcoin, from the mining pool operator. The amount of compensation due to the Company is determined using the FPPS payout model detailed in the mining pool operator contract. Under the FPPS payout model, the Company earns compensation based upon three variables: Network Block Subsidies, Network Transaction Fees and Pool Operating Fees (each as defined below). The Company’s total compensation is calculated using the following formula: the sum of the Company’s share of (a) Network Block Subsidies and (b) Network Transaction Fees, less (c) Pool Operating Fees.

(1)
“Network Block Subsidies” means the total amount of block subsidies that are expected to be generated on the bitcoin network as a whole during the 24-hour period beginning at midnight UTC daily (i.e., the measurement period), regardless of whether the mining pool operator successfully records a block to the blockchain.

The Company’s share of Network Block Subsidies earned for each measurement period (the “Company’s Network Block Subsidies”) is determined by dividing (a) the total amount of hashrate the Company provides to the mining pool operator, by (b) the total bitcoin network’s implied hashrate (as determined by the bitcoin network difficulty), multiplied by (c) the Network Block Subsidies.

(2)
“Network Transaction Fees” means the total amount of transaction fees that are actually generated on the blockchain network as a whole during the measurement period.

The Company’s share of Network Transaction Fees earned for each measurement period is determined by dividing (a) the total amount of Network Transaction Fees, by (b) the total amount of Network Block Subsidies that are actually generated on the bitcoin network as a whole, multiplied by (c) the Company’s Network Block Subsidies.

(3)
“Pool Operating Fees” means the fees charged by the mining pool operator for operating the mining pool as set forth on a rate schedule to the mining pool contract. The Pool Operating Fees reduce the total amount of compensation GRIID receives and are only incurred to the extent that GRIID has generated mining revenue during the measurement period.

The mining pool operator (i.e., the customer) has a unilateral enforceable right to terminate the contract at any time without substantively compensating the other party for termination. Therefore, the Company has concluded that the duration of the contract is less than 24 hours and that the contract continuously renews throughout the day.

Additionally, the Company concluded that the mining pool operator’s (i.e., the customer’s) renewal right is not a material right because the renewal rights do not include any discounts; that is, the terms, conditions, and compensation amounts are at the then-current market rates.

For each contract, the Company measures the noncash consideration using the beginning of the day bitcoin spot price on the date of contract inception. The Company recognizes this noncash consideration on the same day that control of the contracted service transfers to the mining pool operator (i.e., the customer), which is the same day as contract inception.

Material Contracts

The Company earns revenues from material contracts with customers and vendors, the “Data Black River Development and Operation Agreement”, "Evaluation Agreement" and the “Mining Services Agreement”. Refer to discussion within Note 14.

Cost of Revenue

The Company’s cost of revenue consists primarily of direct costs of earning bitcoin related to mining operations, including electric power costs and other utilities, but excluding depreciation and amortization, which are separately stated in the Company’s consolidated statements of operations.

Income Taxes

The Company accounts for income taxes under the asset and liability method, in which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. A valuation allowance is required to the extent any deferred tax assets may not be realizable.

For the year ended December 31, 2022, no provision for federal income taxes was presented in these consolidated financial statements as the Company was a limited liability company, and accordingly the Company’s taxable income was allocated to its members for income tax reporting purposes. In certain circumstances, the Company was required to pay income taxes to state or local jurisdiction. At the closing of the merger on December 29, 2023, the limited liability company was converted into a C-corporation.

For the year ended December 31, 2023, the Company is considered a corporation and is subject to entity-level taxes in certain states.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the positions taken or the amount of the positions that would be ultimately sustained. The benefit of a tax position is recognized in the consolidated financial statements in the period during which, based on all available evidence, it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more likely than not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the consolidated statements of operations.

Share-based Compensation

The Company accounts for its share-based compensation in accordance with FASB 718, Compensation – Stock Compensation (“ASC 718”). Share-based compensation expense is recorded for awards issued to employees and non-employees using the fair value method with a corresponding increase in additional paid-in capital.

Under the fair-value method, share-based compensation associated with stock awards is determined based on the estimated fair value of the award itself, which is equal to the market value of common units on such date. The Company has selected the accrual method for recognizing compensation costs. The Company recognizes forfeitures as they occur.

Share-based compensation awards granted to employees are measured at the grant date fair value with compensation expense recognized on a straight–line basis over the requisite service period of the award. Share-based compensation awards granted to non-employees are measured at fair value earlier of the date the performance commitment is reached, or performance is completed. The measurement of non-employee equity awards is fixed on the grant date.

Segment Information

The Company operates as a single operating segment. The Company’s chief operating decision maker, its Chief Executive Officer, reviews financial information on an aggregate basis for the purposes of allocating resources and evaluating financial performance. The Company’s operations are in the United States, and it has derived its revenue from selling hash rate to customers in the United States. All the Company’s assets are located in the United States.

Restricted Cash

As of December 31, 2023, the Company has $323 of restricted cash related to a utility surety letter of credit.

Reclassifications

Certain reclassifications have been made within the December 31, 2022 consolidated balance sheet, consolidated statement of operations and consolidated statement of cash flow to conform to the December 31, 2023 consolidated balance sheet, consolidated statement of operations and consolidated statement of cash flow presentation.

Recently Issued Accounting Pronouncements

Recently Adopted

In August 2020, the FASB issued ASU No. 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and

Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP and simplifies the diluted earnings per share (“EPS”) calculation in certain areas. Under this ASU there is no separate accounting for embedded conversion features. It has removed certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021 for public companies. The Company notes that it adopted this standard as of January 1, 2022 and elected to adopt the modified transition methodology. The Company did not have any instruments that would require a cumulative catch-up adjustment and therefore, this standard did not have a material impact on the Company’s audited consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASC 326”). ASC 326 will provide more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. ASC 326 was originally effective for annual reporting periods beginning after December 15, 2019, including interim periods within that year. Following the release of ASU 2019-10 in November 2019, the new effective date for ASC 326 would be for annual reporting periods beginning after December 15, 2022. The provisions of this ASU are to be applied using a modified-retrospective approach. The Company adopted the standard on January 1, 2023 and the adoption did not have a material impact on the financial statements and related disclosures.

Issued and Not Yet Adopted

The Company continually assesses any new accounting pronouncements to determine their applicability. When it is determined that a new accounting pronouncement affects the Company’s financial reporting, the Company undertakes a study to determine the consequences of the change to its consolidated financial statements and assures that there are proper controls in place to ascertain that the Company’s consolidated financial statements properly reflect the change.

ASU 2023-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. ASU is intended to clarify the guidance when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of the security. For public business entities, the amendments in ASU 2022-03 are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years.

ASU 2023-08, Intangibles - Goodwill and Other - Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets. ASU requires that an entity measure crypto assets at fair value in the statement of financial position each reporting period and recognize changes from remeasurement in net income. The ASU also requires that an entity provide enhanced disclosures for both annual and interim reporting periods to provide investors with relevant information to analyze and assess the exposure and risk of significant individual crypto asset holdings. This ASU is effective for fiscal years beginning after December 15, 2024, including interim periods with those fiscal years.

ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU focuses on income tax disclosures around effective tax rates and cash income taxes paid. ASU 2023-09 largely follows the proposed ASU issued earlier in 2023 with several important modifications and clarifications. The guidance requires the rate reconciliation to include specific categories and provides further guidance on disaggregation of those categories based on a qualitative threshold equal to 5% or more of the amount determined by multiplying pretax income (loss) from continuing operations by the applicable statutory rate. It is effective for business entities for annual periods beginning after December 15, 2024.

4. Reverse recapitalization

On December 29, 2023, Adit, ADEX Merger Sub LLC, and GRIID Holdco consummated a merger (the “merger”) pursuant to the terms of that certain Agreement and Plan of Merger, dated as of November 29, 2021 (the “Initial Merger Agreement”), as amended by the first amendment to the Initial Merger Agreement, dated December 23, 2021 (the “First Amendment”) and the second amendment to the Initial Merger Agreement, dated October 17, 2022 (the “Second Amendment”) and the third amendment to the Initial Merger Agreement, dated February 8, 2023 (the “Third Amendment”, and the Initial Merger Agreement as amended by the First Amendment, the Second Amendment and the Third Amendment, the “Merger Agreement”). The merger was accounted for as a reverse merger and recapitalization and Adit was considered the acquired company for financial statement reporting purposes. GRIID Holdco was deemed the predecessor for financial reporting purposes and the Company was deemed the successor SEC registrant, meaning that GRIID Holdco's financial statements for periods prior to the consummation of the merger are disclosed in the financial statements included within this report and will be disclosed in the Company's future reporting periods. No goodwill or other intangible assets were recorded, in accordance with GAAP. At the closing date, GRIID received gross cash consideration of $21,877 as a result of the reverse recapitalization from Adit's trust account, which was then reduced by the redemption of common stock of $19,338 as well as deferred underwriting fees and filing fees of $2,345.

At the time of the aforementioned merger, the existing GRIID Holdco's Limited Liability Company equity holders exchanged their interests in GRIID for 58,500,000 shares of Adit common stock. After the merger, the holders of the IPO shares owns 216,298 shares and the Adit EdTech Sponsor LLC ("the Sponsor") owned 6,900,000 shares.

Upon consummation of the merger, GRIID Holdco’s Limited Liability Company Agreement was amended to the Amended and Restated Limited Liability Company Agreement (the “Amended LLC Agreement”). As part of the Amended LLC Agreement, the Company became the sole member of GRIID Holdco. The governing documents were amended such that the business of GRIID Holdco and its wholly owned subsidiaries is managed solely by the Company. Additionally, the Company adopted the Second Amended and Restated Certificate of Incorporation of the Company and the Amended and Restated Bylaws of the Company which govern the Company’s business and affairs.

GRIID Holdco accounted for the net assets acquired from Adit as a recapitalization. In connection with the reverse recapitalization, GRIID incurred approximately $21,140 of equity issuance costs, of which $3,167 has been paid as of December 31, 2023, consisting of advisory, legal, share registration and other professional fees. $2,225 of these fees represent underwriter fees incurred by Adit prior to the reverse recapitalization related to their IPO. These fees were recorded in additional paid-in capital as a reduction of proceeds.

5. Cryptocurrencies

The following table presents additional information about cryptocurrencies as follows:

	Year Ended
	December 31, 2023	December 31, 2022
Beginning balance	$51	$15,050
Cryptocurrencies received from mining	9,137	13,496
Mining services revenue	844	884
Mining pool operating fees	(13)	(19)
Consideration paid related to operation agreement	—	(461)
Proceeds from sale of cryptocurrencies	(9,943)	(26,871)
Realized gain on sale of cryptocurrencies and consideration paid	351	3,998
Impairment of cryptocurrencies	(285)	(6,026)
Ending balance	$142	$51

6. Property and Equipment

Property and equipment, net consist of the following:

	Year Ended
	December 31, 2023	December 31, 2022
Land	$422	$659
Assets not placed into service	831	662
Energy infrastructure	3,986	4,664
General infrastructure	12,214	12,402
IT infrastructure	824	820
Miners	15,802	15,759
Vehicle	76	140
Office furniture and equipment	343	343
Miner chip inventory	11,498	11,498
Gross property and equipment	$45,996	$46,947
Less: accumulated depreciation	(15,152)	(9,791)
Total property and equipment, net	$30,844	$37,156

Depreciation expenses related to property and equipment was $5,487 and $6,936 for years ended December 31, 2023 and 2022, respectively.

The Company entered into a supply agreement (see Note 14) where it has committed to purchasing a certain number of units of mining-related equipment. The miner chip inventory is a part of this purchase commitment, which commenced in June 2022.

For the year ended December 31, 2023, the Company sold certain property and equipment for total proceeds of $2,132 resulting in a gain of $1,059. For the year ended December 31, 2022, the Company sold certain property and equipment for total proceeds of $589 resulting in a loss of $16.

The Company reassessed the useful life of the fixed assets being reported within IT Infrastructure for the year ended December 31, 2022 from 10 years to 5 years. This is a change in the useful life and is also a change in accounting estimate under ASC 350 and ASC 360. At the time of this change, the Company performed a physical inventory count and abandoned some fixed assets before the end of their useful life. Both events triggered accelerated depreciation of $544 due to these two events. The effect on net loss from operations as well as net loss is $(544). Impairment for all assets was assessed after all adjustments were made and expense related to impairment was $95 for all asset classes.

7. Leases

In February 2021, the Company entered into a lease agreement for a commercial property with Gateway Rental Properties, LLC, to be used for general office and administrative purposes. The lease commenced on March 1, 2021 and was renewed March 1, 2023. The monthly rent on the lease, which includes CAM, interest, and taxes, is approximately $3. The term of the initial and renewed lease is for two years, with an option to renew for an additional two-year period. The initial lease contained an option to purchase the property at any time during the Initial Term for $375 for which the Company did not exercise, resulting in a gain on lease extinguishment. The Company initially accounted for the lease as a finance lease, resulting in a lease liability and ROU asset for the year ended December 31, 2022. The renewed lease is accounted for as an operating lease, resulting in a liability and ROU asset of $55, recorded as of the lease commencement date. A rate commensurate with assets of a similar term of 15.2%, as estimated by management, was used to discount the future payments on the lease to their present value.

In August 2021, the Company entered into a ground lease agreement with a Tennessee resident, the landlord, for 2 acres of unencumbered land in Lenoir City, Tennessee. On February 8, 2022, the lease was assigned to Ava Data. The lease commenced on November 6, 2021. The monthly rent on the lease is $15. The lease contained an option to prepay base rent in the amount equal to the outstanding principal balance and accrued interest under the landlord’s Promissory Note dated July 5, 2021, in the original principal amount of $175 (the “Note”) and receive a credit against the next monthly payments of base rent due under the lease in an amount equal to the rent prepayment discounted against such base rent at a 4% discount. GRIID exercised this prepay option, resulting in a base rent prepayment of $170. The initial term of the lease is for five years, with an option to renew it for an additional five-year period that the Company is reasonably certain to exercise. The lease also contains an option to purchase the property at any time after the one-year anniversary of the commencement of the lease for $2,100 that GRIID is not reasonably certain to exercise. The Company has accounted for the lease as an operating lease, resulting in a lease liability of $1,136 and ROU asset of $1,306 recorded as of the lease commencement date. A rate commensurate with assets of a similar term of 7.0%, as estimated by management, was used to discount the future payments on the lease to their present value.

On January 5, 2022, the Company entered into a lease agreement for commercial property to be used for distribution, mining operations, and warehouse and office space in Rutledge, Tennessee. The lease commenced on January 1, 2022 for 10,000 square feet of the building and on February 1, 2022 for the remaining 37,906 square feet of the building. The monthly rent on the lease is $16. The initial term of the lease is for five years. The lease includes an option to renew for an additional five-year period that the Company is reasonably certain to exercise. The monthly base rent during the renewal term is $18. Monthly rent for the initial and optional renewal term does not include CAM, insurance or taxes as the payments are variable. The Company has accounted for the lease as an operating lease resulting in a lease liability and ROU asset of $1,315 recorded as of the lease commencement date. A rate commensurate with assets of a similar term of 9.0%, as estimated by management, was used to discount the future payments on the lease to their present value.

On March 4, 2022, the Company entered into a thirty-nine-month lease agreement for a truck. The lease commenced on March 4, 2022. The monthly lease payments on the truck are $1. Because the lease contains an option to purchase the truck at the end of the lease that the Company is reasonably certain to exercise, the Company has accounted for the lease as a finance lease, resulting in a lease liability and ROU asset of $47 recorded as of the lease commencement date. A rate commensurate with assets of a similar term of 4.7%, as estimated by management, was used to discount the future payments on the lease to their present value.

On March 15, 2022, the Company entered into a two-year lease agreement for office space in Austin, Texas. The lease commenced on March 15, 2022. The monthly rent on the lease is $3 excluding CAM, insurance and taxes as those monthly payments are variable. The lease contains no renewal or purchase options. The Company has accounted for the lease as an operating lease resulting in a lease liability and ROU asset of $60. A rate commensurate with assets of a similar term of 4.5%, as estimated by management, was used to discount the future payments on the lease to their present value.

On April 25, 2022, the Company entered a one-year lease extension for the Data Black River LLC location. The lease can be extended until June 30, 2024. The monthly rent is $1 and excludes CAM charges, which are invoiced separately monthly. The Company has accounted for the lease as an operating lease, with the rent being expensed monthly.

Finance and operating lease assets and lease liabilities are as follows:

Lease Classification	Classification	December 31, 2023	December 31, 2022
Assets
Current
Operating	Current assets	$—	$—
Finance	Current assets	1	1
Long-term
Operating	Long-term assets	2,262	2,454
Finance	Long-term assets	43	96
Total right-of-use assets		$2,306	$2,551
Liabilities
Current
Operating	Short-term lease liability	$222	$205
Finance	Short-term lease liability	6	377
Noncurrent
Operating	Long-term lease liability	2,111	2,300
Finance	Long-term lease liability	94	98
Total lease liabilities		$2,433	$2,980

The components of lease expense were as follows:

	Year Ended
	December 31, 2023	December 31, 2022
Operating lease expense	$440	$412
Finance lease expense
Amortization on ROU assets	55	192
Interest on lease liabilities	14	59
Short-term lease expense	61	86
Total lease expense	$570	$749

Other information related to leases was as follows:

	Year Ended
	December 31, 2023	December 31, 2022
Weighted average remaining lease term (in years)
Operating leases	7.8	8.8
Finance leases	1.9	0.8
Weighted average discount rate:
Operating leases	8.1%	8.0%
Finance lease	4.6%	12.7%

	Year Ended
	December 31, 2023	December 31, 2022
Cash paid for amounts included in measurement of lease liabilities
Operating cash flows from operating leases	$423	$222
Operating cash flows from finance leases	$16	$45
ROU assets obtained in exchange for lease obligations
Operating leases	$55	$1,375
Finance lease	$—	$47

Future minimum lease payments under non-cancellable leases as of December 31, 2022 were as follows:

Year	Operating Leases	Finance Leases
2024	$402	$10
2025	371	32
2026	367	65
2027	412	—
2028	412	—
Thereafter	1,220	—
Total future minimum lease payments	3,184	107
Less: imputed interest	(851)	(8)
Total	2,333	99
Plus: lease asset, current	—	1
Less: lease liability, current	(222)	(6)
Total long-term lease liability	$2,111	$94

8. Long-Term Deposits

	December 31, 2023	December 31, 2022
Deposits on property and equipment	$5,305	$4,873
Other long-term deposits	95	68
Total long-term deposits	$5,400	$4,941

9. Accrued Expenses and Other Current Liabilities

	December 31, 2023	December 31, 2022
Accrued legal	$—	$2,198
Accrued professional fees	275	460
Accrued GEM facility commitment fee	4,000	—
Accrued contingency fee	199	—
Accrued wages and benefits	1,298	250
Other accrued expenses and other current liabilities	515	267
Total accrued expenses and other current liabilities	$6,287	$3,175

10. Debt and Warrants

On November 19, 2021 (the “Third Amendment Closing Date”), the Company entered into a Third Amended and Restated Credit Agreement (the “3rd A&R Loan Agreement”) for an aggregate amount up to $535,375, consisting of (i) First Tranche Loans outstanding under the 2nd A&R Loan Agreement in an aggregate principal amount equal to $44,375 and an additional First Tranche Loan on or about the Closing Date of $2,000; (ii) a Second Tranche Loan of $89,000; (iii) a Third Tranche Loan of $200,000 and; (iv) a Fourth Tranche Loan of $200,000 (collectively the “Third Amendment Loans”), each with a maturity date of September 23, 2025. The proceeds of the initial Second Tranche Draw will be used to purchase components of Digital Currency Miners and related assets and fund operations under an agreement with the lender (the “Hosting Agreement”). Under the Hosting Agreement, in exchange for the Company building and managing bitcoin mining sites (the “hosted bitcoin mining sites”) and also mining bitcoin from the hosted bitcoin mining sites, the lender will receive the bitcoin mined, less a hosting fee paid back to the Company. The loans under the 3rd A&R Loan Agreement may be prepaid at any time, subject to an early termination fee of (a) with respect to the First Tranche Loans, Second Tranche Loans and Third Tranche Loans, 15% of the interest payable that would have been accrued in respect of the prepaid Third Amendment Loan amount for the period from the date of the prepayment until the maturity date and (b) with respect to the Fourth Tranche Loans, either (i) to the extent the payment is made on or prior to the first anniversary of the date of borrowing or (ii) to the extent the payment is made after the first anniversary of the date of borrowing and on or prior to the second anniversary of the date of borrowing, 30% of the interest that would have been accrued with respect to the prepaid Third Amendment Loan amount for the period from the date of the prepayment until the maturity date or (iii) otherwise 15% of the interest payable that would have been accrued with respect to the prepaid Third Amendment Loan amount for the period from the date of the prepayment until the maturity date. Amounts repaid under the Third Amendment Loan may not be reborrowed. The 3rd A&R Loan Agreement contains affirmative, negative, reporting, and financial covenants, which are subject to certain exceptions and materiality thresholds. The Company’s obligations under the 3rd A&R Loan Agreement are secured by substantially all the Company’s assets.

In connection with the 3rd A&R Loan Agreement, the Company will issue to the lender, the right to receive warrants (the “Supplemental Warrants”), exercisable for shares of Common Stock, subject to certain conditions set forth in the Third Amendment. The total number of Supplemental Warrants to be issued shall be based upon the total borrowings under the Second, Third, and Fourth Tranches of the Third Amendment Loans, such that the number of Supplemental Warrants to be issued to the lender when added to the number of shares of Common Stock to be received by the lender at the closing of the merger in exchange for its existing warrants will range from 1.85% to 3% of the fully diluted equity of Adit immediately following the closing of the Merger (after taking into account all stockholder redemptions), or 2.25% if the Company fails to draw down any of these tranches. The Company executed and delivered the Supplemental Warrants upon the consummation of the merger that occurred December 29, 2023. The Supplemental Warrants have a strike price equal to $10.00, or otherwise, consistent with the Company’s most recent 409A valuation at the time of execution and delivery of the Supplemental Warrant agreement. Up to 75% of the Supplemental Warrants shall be freely transferrable other than to Disqualified Institutions, as defined in the Third Amendment, and any remainder will be freely transferrable to lenders and their affiliates.

On May 2, 2022, the Company drew down an additional $6,000 under the 3rd A&R Loan Agreement. The proceeds of this draw were to purchase components of Digital Currency Miners and related assets and fund operations under an agreement with the lender (the “Hosting Agreement”). Interest on this debt is due monthly at 7%, payable monthly, and the amount is due upon maturity of the debt.

On June 8, 2022, the Company drew down $1,531 under the note for the payment for miner chip agreement (see Note 15). This amount was paid directly to the supplier upon execution of the purchase orders and the Company recorded this amount as additional debt per the agreement. Interest on this debt is due monthly at 11%, payable monthly, and the amount is due upon maturity of the debt.

The Company is required to always ensure the Mined Currency on deposit in a Mined Currency Account, each as defined in the 3rd A&R Loan Agreement, with the lender is greater than or equal to a value equal to 50% of all Mined Currency, excluding amounts used for operating expenses of the Company in the ordinary course of business or other purposes consented to in writing. As of December 31, 2023 and 2022, the Company had 3.440 BTC and 3.067 BTC, respectively, deposited within its Mined Currency Account with the lender and are included in cryptocurrencies on the accompanying consolidated balance sheets.

On June 9 and 11, 2022, the Company received letters from Blockchain Access UK Ltd. (“Blockchain”) asserting that the Company was in default of its obligations under the 3rd A&R Loan Agreement and purporting to cancel Blockchain’s commitments under the 3rd A&R Loan Agreement and accelerate the Company’s indebtedness thereunder.

On October 9, 2022, the Company entered into the Fourth Amended and Restated Credit Agreement (the “4th A&R Loan Agreement”) with Blockchain. Pursuant to the 4th A&R Loan Agreement, the loan has a principal of $57,433 and will mature on September 23, 2025. Interest will be payable in kind at the applicable rate (10%) until the Cash Interest Payment Commencement Date. There are no covenant arrangements, except for monthly and quarterly reporting.

Pursuant to the 4th A&R Loan Agreement, the debt was recorded at fair value. The difference between the fair value and the stated principal amount will be accreted to interest expense over the term of the debt and recorded as debt discount on the consolidated balance sheet, netted against notes payable.

In connection with the 4th A&R Loan Agreement, GRIID Holdco LLC issued a warrant (the “Blockchain Warrant”) to an affiliate of Blockchain exercisable for 1,377,778 Class B Units of GRIID Holdco LLC with a strike price of $0.01, which number of Class B Units adjusted immediately prior to the closing of the merger transaction such that the number of Class B Units, when exchanged for merger consideration, will be equal to 10% of the issued and outstanding common stock of GRIID Infrastructure Inc. immediately following the closing of the merger. Since the merger transaction consummated on December 29, 2023, management has performed this analysis only assuming that the Blockchain Warrant will convert into GRIID Infrastructure Inc. common shares.

The Company accounted for the 4th A&R Loan Agreement as a debt extinguishment under ASC 470-50. This transaction resulted in a loss on extinguishment of debt of $51,079 and recognition of a warrant liability of $49,421 on October 9th. The 4th A&R Loan Agreement provides for a restructured senior secured term loan (the “Loan”) in the amount of $57,433, which represents the outstanding obligations under the 3rd A&R Loan Agreement after giving effect to the 4th A&R Loan Agreement. Blockchain does not have any commitment to extend additional credit to the Company under the 4th A&R Loan Agreement. The Company used the enterprise value method to determine the fair value of the Loan and calculate the debt extinguishment. In connection with the entry into the 4th A&R Loan Agreement, Blockchain waived any potential defaults under the 3rd A&R Loan Agreement.

The Company entered into a deposit account control agreement (the “DACA”), which, in the event the Company defaults on its repayment of the 4th A&R Loan Agreement, would allow Blockchain to assume control of the Company’s bank account only with regard to any funds remaining outstanding under the 4th A&R Loan Agreement. There has been no indications of default on the 4th A&R Loan Agreement (see exhibit 10.33).

The Company entered into an account control agreement (the “DACA V2”), which, in the event the Company defaults on its repayment of the 4th A&R Loan Agreement, would allow Blockchain to assume control of the Company’s cryptocurrency account only with regard to any funds remaining outstanding under the 4th A&R Loan Agreement. There has been no indications of default on the 4th A&R Loan Agreement (see exhibit 10.34).

Throughout 2022 and 2023, the Company completed private placements (the “bridge financings”) with certain accredited investors pursuant to which the Company issued promissory notes in the aggregate principal face amount of $19,868 (the “promissory notes”) and a recognition of warrant liability of $18,135. The promissory notes have an interest rate of 15.0% per annum and effective interest rate of 22.5%. Subject to mandatory or optional repayment of the promissory notes, the outstanding principal amount of the promissory notes, together with all accrued and unpaid interest thereon, is due after one year of commencement (the “maturity date”). Pursuant to that certain share purchase agreement (the "Purchase Agreement"), dated September 9, 2022, among GRIID Holdco LLC, Adit, Global Yield LLC SCS ("GYBL") and Gem Yield Bahamas Limited (the "Purchaser"), any proceeds the Company receives under the Share Purchase Agreement must be used to repay $4.9 million in 2024 and $20.1 million in 2025.

The promissory notes contain certain events of default, including, without limitation, non-payment, breaches of certain covenants of the Company, bankruptcy and insolvency of the Company, or if the Company commences dissolution proceedings or otherwise ceases operations of its business. If an event of default occurs, the promissory notes may become due and payable.

In connection with the bridge financings, the Company entered into warrant purchase agreements with each of the accredited investors pursuant to which the Company issued to such accredited investors warrants to purchase an aggregate of 3.79% of the issued and outstanding units of the Company on a fully-diluted basis at an exercise price of $0.01 per unit. In connection with the closing of the Merger, such warrants were automatically converted into Class B Units of the Company immediately prior to the effective time of the Merger and then were subsequently exchanged for merger consideration (i.e. shares of common stock of New GRIID) equal to an aggregate of 2.51% of the issued and outstanding shares of common stock of New GRIID, on a fully diluted basis after giving effect to the Merger. Throughout 2023, the Company modified the notes to extend the dates for these bridge loans in the amount of $1,205. These notes were accounted for as a troubled debt restructuring. In December 2023, the Company modified a large portion of the bridge financing agreements to extend the terms out further to mature on June 30, 2025. These modifications also had additional warrants at various totals issued of 539,165 at an exercise price of $0.01 per unit. The Company recorded these modifications as debt extinguishment and recorded a loss on debt extinguishment of $25,081.

On September 8, 2022, the Company entered into the Purchase Agreement with GYBL and the Purchaser. Pursuant to the Purchase Agreement, beginning December 29, 2023 (the "Public Listing Date") and ending on the 3-year anniversary of the Public Listing Date, the Company will have the option to issue and sell to the Purchaser, and the Purchaser agrees to purchase from the Company common shares having an aggregate value of up to $200 million (the “Purchased Put”). The purchases and sales of shares of the Company will be made by delivery to the Purchaser of Draw Down Notices. The Company, in its sole discretion, may issue a Draw Down Notice for a specified amount of shares and the Purchaser shall pay a per share amount equal to 92% of the average Daily Closing Price during the Draw Down Pricing Period. Once the Private Company becomes public, the Company shall pay a commitment fee to the Purchaser equal to 2% of the $200 million limit. The commitment fee will be due on each draw and may be paid in cash from the proceeds of the draw down or in tradeable common shares of the Company valued at the Daily Closing Price at the time of such draw down. For avoidance of doubt, the commitment fee shall be payable regardless of whether any draw down notices have been delivered. Further, it was noted that on the Public Listing Date, the Company shall execute a warrant granting the Purchaser the right to purchase common shares with an expiration date that is the third anniversary of the Public Listing Date (the “Warrants”). The contingently issuable warrants will be exercisable for a number of common shares equal to 2% of the total equity interests following completion of the public listing. The merger completed on December 29, 2023 and as a result, the Company issued the Warrants which are exercisable for 1,733,726 shares of common stock at an exercise price of $4.84 per share. The value of the warrants as of December 31, 2023 was $3,838 (see Note 11). The warrants are exercisable for a number of common shares that is equal to 2% of the total equity interest outstanding immediately after the completion of the public listing. Since the public listing date was not until January 2024 and due to the unknown nature of what the warrants outstanding would have been in 2022, the warrants were not included in the computation of diluted EPS in 2022.

On December 29, 2023, the Company and EarlyBird Capital, Inc. (“EarlyBird”) entered into an amendment (the “Amendment”) to the Underwriting Agreement. Among other things, the amendment modified the amount of the deferred underwriting commission payable to EarlyBird to $4,687, which includes reimbursement of EarlyBird’s legal expenses in an amount of $150,000. The note incurs monthly interest at 8% and the capitalized interest as of December 31, 2023 was $3. The maturity date is December 29, 2024, and at this time if the note is not paid in full, interest will start to accrue at 15%.

For the year ended December 31, 2023 and 2022, the Company recognized total interest expense related to the Notes Payable of $14,061 and $5,230, respectively, which included amortization of the debt discount associated with the aforementioned warrants and supplemental warrants of $9,758 and $906, respectively. Amortization on the 4th A&R Loan Agreement was $4,303 and $4,324 for December 31, 2023 and 2022, respectively.

Aggregate annual future maturities of the Loans as of December 31, 2023 are as follows:

Year	Total
2024	$9,392
2025	72,596
2026	—
Total	$81,988
Less: Unamortized debt discount	(18,232)
Plus: Capitalized interest	7,992
Total U.S. dollar notes payable, net	$71,748

11. Fair Value Hierarchy

Recurring fair value measurements

As of December 31, 2023, the fair value of the warrant liability measured on a recurring basis was as follows:

	Level 1	Level 2	Level 3	Total
Warrant Liability	$—	$—	$3,838	$3,838

The fair value of the warrant liability as of October 9, 2022 (see Note 10) and at the dates of issuance and as of December 31, 2023 were determined via the fair value assessment method and included multiplying the related fixed percent of total equity value by the estimated number of shares upon immediate close of the transaction and multiplied the quoted market price of The Company. The observable input of quoted prices for The Company on the issuance dates and December 31, 2023 were as follows:

Date	Adit/GRIID Share Price
October 9, 2022	$9.91
December 31, 2022	$10.11
December 31, 2023	$5.38

As of December 31, 2022, the fair value of the warrant liability measured on a recurring basis was as follows:

	Level 1	Level 2	Level 3	Total
Warrant Liability	$—	$—	$76,423	$76,423

A summary of the changes in the Company’s warrant liability measured at fair value using significant unobservable inputs (Level 3) as of December 31, 2023 and 2022, respectively:

Warrant liability as of December 31, 2021	$29,820
Issuance of warrants	57,133
Gain on termination of warrant	(139)
Modification of warrants	5,379
Change in fair value	(15,770)
Warrant liability as of December 31, 2022	76,423
Change in fair value	(59,662)
Issuance of warrants	15,315
Extinguishment of debt	25,081
Conversion to common stock	(65,664)
Interest recorded on warrants issued	12,345
Warrant liability as of December 31, 2023	$3,838

For the years ended December 31, 2023 and 2022, the Company recognized a gain of $59,662 and $22,948, respectively, on the change in fair value of the warrant liability and warrant derivative. The change in fair value that was associated with debt and warrant modifications was $7,178 for the years ended December 31, 2022.

Non-recurring fair value measurements

Cryptocurrencies

The Company tests cryptocurrency assets for impairment daily based upon Level 1 inputs, specifically, the exchange-quoted price of the cryptocurrency. The last impairment date for the Company’s cryptocurrency holdings during year ended December 31, 2023 and 2022 was December 31, 2023 and 2022, respectively. The Company’s cryptocurrency holdings had an outstanding carrying balance of approximately $142 as of December 31, 2023, net of impairment losses incurred of $285 for the twelve months ended. As of December 31, 2022, the Company’s cryptocurrency holdings had an outstanding carrying balance of approximately $51, net of impairment losses incurred of $6,026 for the year ended December 31, 2022. Per the development and operation agreement, the Company held cryptocurrency of $35 as of December 31, 2023 and 2022, respectively, to be subsequently paid.

Mining and Other Related Equipment

Whenever events or changes in circumstances dictate, or, minimally, on a quarterly basis, the Company tests its miners and other related equipment for impairment. Miners and the equipment associated with the miners are considered fully impaired if they are no longer usable or no longer contributing to the Company’s hash rate. For the year-ended December 31, 2023 and 2022, the Company recorded impairment associated with its mining and other related equipment of $0 and $95. For the year ended December 31, 2022, the Company performed impairment testing of its mining and related revenue generating equipment. Due to the decline in the price of bitcoin and related miner prices by a decline of 65% year over year. The undiscounted cash flows used in the recoverability test were less than the carrying amount of the long-lived asset group, and the Company was required to determine the fair value of the long-lived asset group. The final impairment test using fair value resulted in no impairment of the asset group as the carrying amount of the long-lived asset group was less than its fair value.

12. Unit Conversion to Shares

Upon the merger agreement dated December 29, 2023, all units included in GRIID were converted to shares.

13. Share-based Compensation

On April 14, 2021, the Board of Managers (the “Board”) adopted the GRIID Infrastructure Equity Plan LLC Profits Interest Plan (the “Plan”). Under the terms of the Plan, Incentive Shares may be granted to employees of the Company as well as officers, consultants, or other service providers of the Company (each, a “Participant”). Upon approval of the Plan, the Company reserved a pool of 9,186,933 shares. As of December 31, 2023, the Board had approved 8,960,795 shares, leaving 226,138 shares available for grant.

The shares give holders the right to participate in the profits and losses of the Company, but do not convey voting rights to the holders. Each share has a profits interest threshold amount set forth in the applicable Agreement Award in accordance with the GRIID Infrastructure Equity Plan LLC, dated as of April 14, 2021. The amount is to be no less than the amount determined to be necessary to cause such share to constitute a “profits interest” within the meaning of Revenue Procedures 93-27 and 2001-43. Each Award Agreement contains a vesting schedule that is determined by the Board. Vesting may be based on the continued service of the

Participant and/or on the achievement of performance goals set forth in the Award Agreement. Shares may also be fully vested on the Grant Date.

At any time prior to the consummation of a Qualified Public Offering or a Change in Control, each as defined in the Plan, the Company has the right, but not the obligation, to require the Participant to forfeit or sell to the Company all or any portion of their shares in connection with a Termination of Service (the “Company’s Call Right”). In the event of termination for any reason, unvested shares (“Restricted shares”) will be forfeited without consideration. If the Participant’s employment is terminated for cause, all vested shares (“Unrestricted shares”) or Restricted shares will be forfeited without consideration. If the Participant’s employment is terminated by the Company for a reason other than cause or by the Participant for any reason, the Company’s purchase price per Unrestricted share will be its fair market value on the date of termination.

Based upon their underlying characteristics and features, the Company has determined that the shares are to be accounted for as equity-classified awards.

The shares are granted at the market price of the Company’s units on the date of grant. The Company has varying vesting period and vesting schedules for shares granted.

Share activity under the Plan for the years ended December 31, 2023 and 2022, respectively, was as follows:

Number of Shares
Unvested, December 31, 2021	5,676,896
Vested	(2,861,623)
Forfeited	—
Unvested, December 31, 2022	2,815,273
Vested	(2,113,766)
Forfeited	(137,235)
Unvested, December 31, 2023	564,272

Expense related to the shares is recognized over the vesting period of each share. The Company has elected to recognize forfeitures as they occur. For the years ended December 31, 2023 and 2022, respectively, the Company recognized $97 and $132 of unit-based compensation expense related to the shares, which is included within general and administrative expense on the audited consolidated statements of operations.

As of December 31, 2023 and 2022, respectively, there remained $33 and $141 of unrecognized compensation expense related to the shares. That cost is expected to be recognized over the remaining weighted average vesting period of 1.15 years and 1.12 years.

The total fair value of shares vested (based on grant date fair value) during December 31, 2023 and 2022, respectively was $434 and $317.

14 . Commitments and Contingencies

Power Agreements

On January 1, 2020 Union Data entered into a Power Supply Contract with KUB for a five-year term, automatically renewable for one-year terms for an additional five years. Per the agreement, KUB is to supply power at 10 kw during on-peak times and 5,001 kw during off-peak times, per an agreed upon rate schedule. Payments are due monthly for the power provided. The point of delivery for power and energy is the point of interconnection of KUB’s facilities and Union Data’s facilities in Maynardville, Tennessee. The contract was amended effective May 1, 2020, to provide power supply of on-peak 200 kw and off-peak 6,800 kw.

On September 28, 2020, Red Dog entered into a Contract for Lighting and Power Service with a certain energy provider for electricity for the operation of the data center in Limestone, Tennessee. For the first six months, the parties agreed to off-peak demand of 30 kw and a maximum not to exceed 5,001 kw. Beginning with the 7th month, the contract will have an off-peak demand of 25,001 kw and a maximum demand of 25,001 kw for the duration. The term of the contract is for five years and six months, beginning approximately on December 1,2020. Bills will be rendered monthly based on the currently effective standard rate schedule applicable to consumers of the same class. If service is disconnected before the end of the contract term, Red Dog shall be required to pay the minimum bill per the rate schedule times the number of months remaining on the contract term. The contract was subsequently amended in October 2020 through March 2021 to adjust the on-peak/ off- peak demands.

On May 1, 2022, Ava Data entered into a Contract for Power Service with Lenoir City Utilities Board (LCUB) for electricity for the operation of the facility in Lenoir City, Tennessee. LCUB will make available up to a maximum of 5,001 KW of firm power during the hours designated as on-peak hours per the agreed upon rate schedule, which amount shall be the “on-peak contract demand,” and LCUB will make available to Company 5,001 KW of firm power during the hours designated as off-peak hours in the agreed upon rate schedule, which amount shall be the “off-peak contract demand”. LCUB has agreed to install a primary meter for service with the point of delivery for electric power supplied, which shall be at the primary bushings of the transformer furnished by LCUB. The term of the agreement five years from date of installation of permanent service, and the term shall be automatically extended from time to time for a period of one year from each expiration date unless and until either party shall notify the other in writing 90 days prior to any expiration date of its desire to terminate the agreement on such expiration date. Ava Data agrees to pay a minimum charge for the term of the agreement, which minimum shall be subject to change in accordance with the provisions of the applicable rate schedule then in effect. LCUB shall have the right to terminate its obligation to provide any further service under this agreement at any time for any breach or default on the part of Ava Data in which event there shall immediately become due and payable to LCUB, as liquidated damages on account of LCUB’s investment obligations for Ava Data’s benefit by reason of the agreement, the sum of the minimum monthly bills for the unexpired term of the agreement.

Site Location and Development Agreement (“SLDA”)

On September 28, 2020, Red Dog entered into a Site Location and Development Agreement with a certain energy provider. Under the agreement, Red Dog arranged to establish and operate a high-density data center that would utilize electric power and energy purchased from the energy provider with an anticipated peak demand of 25 megawatts (the “Project”). Red Dog intends to establish the Project within the electric system service area of the energy provider, to be located on a site that is adjacent to a certain substation of the energy provider in Limestone, Tennessee. Under the agreement, the energy provider is responsible, at Red Dog’s expense, to plan, design and install all facilities and equipment that are necessary to provide electricity to the Project site. The preliminary estimate of Project costs per the agreement was $1,284 less a $270 discount and economic development credit and one-time additional credit (the “Incentive”) of $100, resulting in a net estimated Project cost total of $914. Red Dog is responsible for paying final Project costs, even if they exceed this estimate. Red Dog is responsible to pay the energy provider for any costs in excess of $600 within 30 days of receipt of the itemized invoice. The remaining $600 balance for Project costs will be paid by Red Dog to the energy provider in 12 equal monthly increments, with the first increment due on the 25th month following the completion of the work. In consideration of this extended payment period, Red Dog was required to provide an irrevocable standby letter of credit in the amount of $600 to guarantee payment of Project costs, net of discount and incentives. The project was completed on June 29, 2021 for a total cost of $1,075, for which the Company has recorded a corresponding payable to the energy provider. In accordance with ASC 835-30-45, Interest – Imputation of Interest, the Company recorded a discount on the loan payable to the energy provider of $235 using the Company’s incremental borrowing rate of 4.5%, which is being amortized to non-cash interest expense using the effective interest rate method over the term of the loan to its date of maturity.

In the event that the Site Location and Development Agreement, the Power Contract, or the Ground Lease (see Note 8) is terminated prior to five years and six months from the date of signature of the Power Contract, other than for default of the energy provider, the Company shall be responsible for immediately repaying the full incentive ($100) to the energy provider as of the date one or more such agreements terminate. As of December 31, 2023 and December 31, 2022, the Company did not believe it is probable that it will terminate any of the contracts prior to five years and six months from the date of signature of the Power Contract and thus did not record a contingent liability.

Supply Agreement

On September 8, 2021, the Company entered into a supply agreement (the “Supply Agreement”) with a certain vendor. Under the Supply Agreement, the Company has committed to purchasing a certain number of units of mining-related equipment as defined in the Supply Agreement. In exchange for the vendor reserving these units, the Company paid a supply reservation deposit (the “Deposit”) of $10,000, which was included in long-term deposits. The Company has from June 2022 to May 2023 to place orders against the reserved units. The Deposit will be applied as a credit against the price of the units as the Company places orders with the vendor. Subsequently, effective September 9, 2022, the Company amended the Supply Agreement to, among other things, fully credit the Deposit against orders placed, with no additional cash payment due for 885,000 units. As of December 31, 2023, all orders on the equipment had been placed and shipped accordingly and the balance of this deposit was $0.

Data Black River Development and Operation Agreement

On August 31, 2021, the Company, through its wholly-owned subsidiary Data Black River, entered into a development and operation agreement (the “HDP Agreement”) with Helix Digital Partners (“HDP”), an affiliate of Eagle Creek Renewable Energy (“Eagle Creek”). Pursuant to the HDP Agreement, Data Black River is obligated to provide services for the development and operation of a bitcoin mining facility located within the premises of HDP in Brownville, New York (the “HDP Facility”). In connection with the HDP Agreement, HDP and an affiliate of HDP have entered into a power purchase agreement, pursuant to which such affiliate has agreed to supply up to 20MW of power to the HDP Facility. Under the HDP Agreement, Data Black River receives a monthly management fee for the performance of mining services (at a rate of $25 per month payable in bitcoin). In the event that mining revenues exceed the monthly management fee, the Company accrues an additional revenue share amount within mining services revenue based upon the contractual allocation to the Company.

HDP has the right to curtail supply of electricity to the mines and sell electricity to the market with reasonable notice to Data Black River (“Curtailment Period”). In connection with any Curtailment Period, HDP shall distribute 25% of the forgone mining revenue to Data Black River. For the years ended December 31, 2023 and 2022, Data Black River earned $0 and $462 related to curtailment revenue, respectively.

The Company records all revenue based on the bitcoin spot rate at contract inception and all revenue share amounts earned within mining services revenue. The management fee is accounted for in mining services revenue, and all other forms of revenue, including curtailment revenue, are accounted for in other revenue. The amount of total mining revenues that exceeded the monthly management fee was $0 in 2023 and $204 in 2022.

The HDP Agreement has an initial term of 3 years and thereafter automatically renews for successive one-year renewal periods unless either party gives notice at least 60 days prior to the end of the initial term or any renewal term. The HDP Agreement also allows either party to terminate the HDP Agreement upon notice to the other party if mining revenues drop below a certain amount over a consecutive 90-day period or if mining revenues are insufficient to cover management fees owed to Data Black River and electricity fees owed to HDP for three consecutive months. The amount paid for electricity costs to HDP was $0 and $340 in 2023 and 2022, respectively. The amount accrued to HDP for their portion of revenue for each period was $0 and $504 for 2023 and 2022, respectively. Note that at contract inception, October 1, 2021, the Company determined it was probable that a significant reversal in the amount of cumulative revenue would occur related to the revenue share. Therefore, given that the Company has determined that the HDP Agreement represents a series in accordance with ASC 606-10-25-15, the management fee revenue is recognized over time upon completion of the daily performance obligation and revenue share is recognized when the constraint is lifted. The Company decreases mining services revenue for HDP’s allocation of the revenue share, and a corresponding payable for the portion of revenue share allocated to HDP. We have generated only nominal revenues at this facility since July 2022, pending resolution of certain issues between HDP and a New York State counterparty to them affecting the generation of power for the site by HDP, and so either party may terminate the HDP Agreement. HDP and GRIID are working together to resolve these regulatory issues in order to allow GRIID to resume its mining operations at this site.

Mining Services Agreement

On March 21, 2022, the Company entered into a Mining Services Agreement (the “Mining Services Agreement”) with Blockchain Access UK Ltd (“Customer”), the Company’s lender. During the term of the Mining Services Agreement, the Company will receive, install, operate, manage and maintain servers and power supplies provided by Customer (“Customer Mining Equipment”) to perform mining services (the “Mining Services”) at a Company facility located in Lenoir City, Tennessee (the “Premises”). All operation of the Customer Mining Equipment by the Company will be on the Customer’s behalf. Beginning March 2022 and at monthly intervals thereafter for the following six months, Customer will provide the Company with Customer Mining Equipment for installation at the Premises. The Company is to make all necessary improvements and developments to the Premises to accommodate the Customer Mining Equipment to enable it to operate in accordance with the requirements of the Mining Services Agreement, and to complete installation and commence full operation of such Customer Mining Equipment. If the Company fails to complete the infrastructure development and equipment installation by the planned operational date, as defined in the agreement, or fails to commence full operation of Customer Mining Equipment at an alternative temporary facility, the Company will pay to the Customer a late development fee which is intended to compensate the Customer for the generated digital assets that would have been paid to the Customer if the Company had completed the infrastructure development and equipment installation by the planned operational date. Throughout the term of the Mining Services Agreement, the Company will be responsible for the management and maintenance of the Customer Mining Equipment. Following the end of each twenty-four-hour period during the term of the Mining Services Agreement, the Company will deposit 95% of the generated cryptocurrency from the Mining Services into the Customer’s digital wallet and 5% of the generated cryptocurrency (representing the Company’s fees for performance of the Mining Services) into the Company’s digital wallet. Under the Mining Services Agreement, the Company is to invoice the Customer monthly for the electricity charges associated with the Mining Services related to the Customer Mining Equipment, without premium or markup, which amounted to $8,991 and $6,768 (which was payable in cash) for the years ended December 31, 2023 and 2022, respectively. The Company is to also invoice the Customer monthly for the Customer’s operating expense charges as defined in the Mining Services Agreement, which amounted to $651 and $792 (which was payable in bitcoin) for the years ended December 31, 2023 and 2022, respectively. Revenues related to electricity costs and operating expenses are recorded within mining services revenue on the Statement of Operations. The Mining Services Agreement is scheduled to expire on February 28, 2027.

The Company signed an updated Mining Services Agreement on October 9, 2022, which changed the terms of how the Company will be reimbursed for mining expenses. Per the amended agreement, a $1,000 payment is made by the Customer one month in advance for the mining services. Given that the period between when the Company transfers the promised service to the customer and when the customer pays for this service is less than one year, the advance payment does not represent a significant financing component. Direct costs incurred and reimbursed are recorded in cost of sales and reimbursed costs are recorded as mining services revenue. The Company records its revenue related to the 5% revenue share of the generated cryptocurrency under the Mining Services Agreement on a gross basis under mining services agreement revenue on the Statement of Operations, as the Company represents the principal in relation to the contract as it controls the provisioning of mining services before transferring that service to the Customer. Note that at contract inception, March 21, 2022, the Company determined it was probable that a significant reversal in the amount of cumulative revenue would occur related to the revenue share and reimbursement revenues. Therefore, given that the Company has determined that the Contract represents a series in accordance with ASC 606-10-25-15, revenue is recognized over time upon completion of the daily performance obligation and when the constraint on variable revenue are lifted. The Company records revenue share based on the bitcoin spot rate at contract inception. The Company has determined that no embedded lease exists in the Mining Services Agreement.

Share Subscription Facility

On September 9, 2022, Adit, Griid Holdco LLC, GEM Global Yield LLC (“GEM Global”), and GEM Yield Bahamas Limited (“GYBL”) entered into a Share Purchase Agreement (the “GEM Agreement”). Pursuant to the GEM Agreement, the Company may issue and sell to GEM Global, and GEM Global may purchase from the Company, until December 29, 2026, up to the number of shares of common stock having an aggregate value of $200,000,000 (the “Aggregate Limit”), pursuant to draw down notices (each, a “Draw Down Notice” and each transaction under a Draw Down Notice, a “Draw Down”), which we may deliver to GEM Global in the Company’s sole discretion. Upon the valid exercise of a Draw Down, pursuant to delivery of a notice and in accordance with other conditions, GEM Global will be required to pay, in cash, a per-share amount equal to 92% of the average closing bid price of the shares of our common stock as reported on the principal market on which shares of our common stock are traded during the 30 consecutive trading days commencing on the first trading day that is designated on the Draw Down notice. In no event may the Draw Down amount (other than the Committed Draw Down Amount (as defined in the GEM Agreement) specified in a Draw Down Notice exceed 400% of the average daily trading volume of the common stock for the 30 trading days immediately preceding the date of such Draw Down notice. There can be no guarantee that the Company will have access to the full amount available to the Company under the GEM Agreement, or that if the Company does have access, the Company will elect to draw down the full amount available to the Company under the GEM Agreement.

The Company also agreed to pay GEM Global a commitment fee equal to two percent (2%) of the Aggregate Limit (the “Commitment Fee”). The Commitment Fee due upon each Draw Down may be paid in cash from the proceeds of such Draw Down or in freely tradeable shares of the common stock valued at the closing price of the shares of the common stock at the time of such Draw Down, at the option of the Company. The amount of the Commitment Fee due in each such installment shall be the product obtained by multiplying (i) the total amount of the Commitment Fee by (ii) the quotient derived by dividing (y) the value of shares of the common stock purchased pursuant to the applicable Draw Down by (z) the Aggregate Limit. To the extent that any amount of the Commitment Fee remains unpaid to GEM Global following the date that is the one-year anniversary of the day the shares of the common stock were publicly traded, the remaining amount shall become immediately due.

On the Closing Date of the merger, the Company also issued to GYBL a warrant (the “GEM Warrant”) to purchase shares of common stock equal to 2% of the total number of shares of common stock outstanding immediately after the completion of the merger on December 29, 2023 (the “Public Listing Date”), calculated on a fully diluted basis, which amount equaled 1,733,726 shares. The GEM Warrant is exercisable at an exercise price per share equal to 90% of the closing bid price the shares of common stock on the Public Listing Date, or $4.84, and expires on the third anniversary of the Public Listing Date, or December 29, 2026. On the first anniversary following the Public Listing Date (the “Adjustment Date”), if all or any portion of the GEM Warrant remains unexercised and the average closing bid price of our common stock for the 10 trading days following the Adjustment Date (the “Current Trading Price”) is less than 90% of the then-current exercise price of the GEM Warrant, then the exercise price of the GEM Warrant will adjust to 115% of the Current Trading Price (the “Warrant Price”). If the closing bid price of the common stock is greater than the Warrant Price, then in lieu of exercising the GEM Warrant by payment of cash, GYBL may exercise the GEM Warrant by a cashless exercise and will receive the number of shares of common stock equal to an amount determined by multiplying the Warrant Price by the number of shares of common stock purchasable upon exercise of all of the GEM Warrant or, if only a portion of the GEM Warrant is being exercised, the portion of the GEM Warrant being exercised, divided by the closing bid price of the common stock.

Evaluation Agreement

The Company entered into an evaluation agreement with Hephaestus Capital Group (“Owner”) on April 17, 2023, for a term of six months. Under this agreement, the Company tests the hashrate of the Owner’s 5,000 miners and provides an evaluation report thereafter. The miners were expected to be operational over the course of the second, third and fourth quarters of 2023 and were tested for a period of approximately six months. The Company concluded that the terms of the agreement were not commercially substantive based on the fact there are no cash payments identified in the contract and the Owner is not required to provide any consideration to the Company. Revenue generated from running the machines under this agreement was $1,856 as of December 31, 2023 and is recorded in cryptocurrency mining revenue. On February 29, 2024, The Company and the Owner negotiated a new contract and the miners were purchased, payment for these miners was made on March 21, 2024.

Litigation

From time to time, the Company may be a party to various claims in the normal course of business. Legal fees and other costs associated with such actions are expensed as incurred. The Company assesses, in conjunction with its legal counsel, the need to record a liability for litigation and contingencies. Reserve estimates are recorded when and if it is determined that a loss related matter is both probable and reasonably estimable.

On November 15, 2021, Washington County, Tennessee (the “County”) filed a complaint (Civil Action No. 21-CV-0664) (the “Zoning Complaint”) against Johnson City Energy Authority d/b/a BrightRidge (“BrightRidge”), alleging that Red Dog, as leasehold user of the property in Limestone, Tennessee owned by BrightRidge and subject to the Zoning Complaint, is in violation of County zoning rules by operating a blockchain verification data center on such property. The County sought an injunction of the operation by Red Dog of its blockchain verification data center on the property. BrightRidge subsequently filed a Motion to Dismiss for the failure to name a necessary party, Red Dog, as a defendant. On November 22, 2021, Red Dog filed a Motion to Intervene as a Party Defendant in connection with the Zoning Complaint.

On November 2, 2023, Red Dog, BrightRidge and the County entered into a settlement agreement pursuant to which: (i) Red Dog is allowed to operate its blockchain verification data center in Limestone, Tennessee through no later than March, 2026; (ii) Red Dog paid Washington County an upfront fine of $12,500 following entry of a court order dismissing the case; (iii) for each day that the blockchain verification data center continues to operate after entry of such order, Red Dog must pay Washington County $100, (iv) Red Dog will have 120 days from when it ceases operation to remove its equipment from the Limestone site; and (v) Red Dog and BrightRidge will pay for internet service for those Limestone residents that live near the Limestone site, splitting the expected cost of $150,000 evenly. On November 8, 2023, the Chancery Court for Washington County issued an order dismissing the case.

Indemnifications

In the ordinary course of business, the Company often includes standard indemnification provisions in its arrangements with its partners, suppliers, and vendors. Pursuant to these provisions, the Company may be obligated to indemnify such parties for losses or claims suffered or incurred in connection with its service, breach of representations or covenants, intellectual property infringement or other claims made against such parties. These provisions may limit the time within which an indemnification claim can be made. It is not possible to determine the maximum potential amount under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. To date, the Company has not incurred any material costs as a result of such indemnifications and has not accrued any liabilities related to such obligations in these audited consolidated financial statements.

15. Income Taxes

At December 31, 2022, the company filed the tax returns as GRIID Holdco LLC as a partnership. At the closing of the merger on December 29, 2023, the limited liability company was converted into a C-corporation, succeeding the Adit federal identification number. The Merger resulted in the transfer of the partnership membership units for stock. Subsequent to the transaction, the Company's former members own greater than 80% of the common stock, qualifying the transaction as a tax-free exchange under IRC Section 351(a) (except to the extent of certain liabilities transferred). On the transfer of the partnership units, the Company terminated as a partnership under IRC Section 708(b)(1)(A). The former Company is a disregarded entity for income tax purposes subsequent to the transaction its operations.

The income tax provision (benefit) from continuing operations is summarized as follows:

	December 31, 2023	December 31, 2022
Current
Federal	$(53)	—
State	$52	—
Total current tax provision	(1)	—
Deferred
Federal	3,441	—
State	$622	$(298)
Total deferred income tax provision (benefit)	4,063	(298)
Change in valuation allowance	$1	$—
Total tax benefit	$4,063	$(298)

The tax effects of the primary temporary differences included in net deferred tax assets and liabilities consist of the following:

	December 31, 2023	December 31, 2022
Deferred Tax Assets
Net operating loss carryforwards	$—	$453
Cryptocurrency impairment and appreciation	1	—
Lease Liability	635	126
Accruals	50	—
Reserves	58	—
Capitalized expenses	24	7
Gross deferred tax assets	$768	$586
Valuation allowance - US	(21)	—
Net deferred tax assets	747	586
Deferred Tax Liabilities
Debt discount	(2,358)	(601)
Depreciation	(2,091)	(96)
Right-of-use asset	(602)	(110)
Other	—	(8)
Deferred tax liabilities	(5,051)	(815)
Net deferred tax assets (liabilities)	$(4,304)	$(229)

As of December 31, 2023 and 2022, the Company recorded a valuation allowance of approximately $21 and $0, respectively.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and taxing strategies in making this assessment. The Company primarily relies upon its reversing deferred tax liabilities to realize its deferred tax assets..

The Company has no federal or state operating loss carryforwards as of December 31, 2023.

The Company has not identified any uncertain tax positions requiring a reserve as of December 31, 2023 and 2022. The Company’s policy is to recognize interest and penalties that would be assessed in relation to the settlement value of unrecognized tax benefits as a component of income tax expense. The Company did not accrue either interest or penalties for the years ended December 31, 2023 and 2022.

The statute of limitations for assessment by the IRS and state tax authorities is open for tax years ending December 31, 2020 through 2022 and December 31, 2018 through 2022, respectively. Currently, no federal or state income tax returns are under examination by the respective taxing authorities. As of December 31, 2023 and 2022, there were no material uncertain tax positions.

The following table reconciles the tax expense (benefit) based on the US federal statutory rate with actual tax expense (benefit):

	December 31, 2023	December 31, 2022

Income tax expense (benefit) at federal statutory tax rate	$(594)	$(13,000)
State taxes, net of federal tax expense (benefit)	(1,167)	(298)
Change in valuation allowance	1	—
Partnership C-Corp federal rate differential	529	13,000
Corporate DTA remeasurements	3,714	—
Partnership tax attribute write-offs	1,416	—
Provision to return	138	—
Other	26	—

Net deferred tax expense (benefit)	$4,063	$(298)

16. Unearned Grant Revenue

On January 24, 2020, the Tennessee Valley Authority (“TVA”) executed a VIP Performance Grant Agreement with Union Data, whereby Union Data is eligible to receive and retain up to $135 in grant funding, based upon achievement of specific annual capital investment, average annual full-time equivalent employee, and average annual wage metrics over the 5-year evaluation period ending January 1, 2025.

On December 18, 2020, the TVA executed a VIP Performance Grant Agreement with GRIID, whereby GRIID is eligible to receive and retain up to $60 in grant funding (such funding to be utilized by Red Dog), based upon achievement of specific annual capital investment, average annual full-time equivalent employee, and average annual wage metrics over the 5-year evaluation period ending July 1, 2025.

Once the evaluation period is complete and the earned award is determined under each grant, the Company will recognize the full or partial award (if metrics are only partially met) as grant revenue. In the interim, the Company has recorded funding from each Grant as unearned grant revenue (a long-term liability) on its consolidated balance sheets.

17. Earnings Per Share

The calculation of the basic and diluted EPS is as follows:

	December 31, 2023	December 31, 2022
Basic and diluted net loss per share
Numerator:
Allocation of net loss	(18,657)	(61,606)
Denominator:
Weighted average shares outstanding	54,769,568	48,044,313

Basic and diluted net loss per share	(0.34)	(1.28)

The following table presents potentially dilutive securities that were not included in the computation of diluted net loss per share as their inclusion would be anti-dilutive:

	December 31, 2023	December 31, 2022
GEM warrants	1,734
Private warrants	7,270	—
Public warrants	13,800	—

Total	22,804	—

18. Related-Party Transactions

On April 17, 2021, the Company entered into an engagement letter and an incentive unit award agreement with an entity affiliated with John D’Agostino, Adit’s Chief Financial Officer. The engagement letter was amended on November 14, 2022. Pursuant to such engagement letter, as amended, and incentive unit award agreement, the Company agreed to pay to such entity $400 and grant such entity units representing a 0.5% profit interest in the Company. The cash payment was payable and paid on consummation of the merger. The units vested 1/4th on April 26, 2022, and 1/36th on the 17th day of each month thereafter, subject to such entity’s continued service through such vesting dates; provided, however, that any unvested units shall fully vest upon a qualifying transaction. The Company estimated the liability related to this transaction is $12 using Black Scholes option pricing model.

On August 31, 2021, the Company, through its wholly-owned subsidiary Data Black River, entered into the HDP Agreement with HDP, an affiliate of Eagle Creek (see Note 15). Neal Simmons, who now serves on the Company’s board of directors, is the current President and Chief Executive Officer of Eagle Creek.

GRIID has entered into employment agreements with each of its executive officers. These agreements provide for at-will employment for no specified period, and provide for an initial base salary and bonus target. GRIID has also entered into customary confidentiality, non-competition, and assignment of inventions agreements with each executive officer. It is anticipated that the directors of New GRIID will, in connection with consummating the merger, approve and direct New GRIID to enter into customary indemnification agreements with the persons intended to serve as directors and executive officers of New GRIID following the merger.

On September 2, 2022, GRIID Holdco issued a promissory note to Dwaine Alleyne, the Chief Technology Officer of GRIID Holdco, in exchange for a loan of $250,000. In connection with the promissory note issued to Mr. Alleyne, GRIID Holdco also issued a warrant to Mr. Alleyne exercisable for 8,616 Class B Units of GRIID Holdco. Mr. Alleyne exercised the warrant immediately prior to the closing of the merger for 41,010 shares of GRIID common stock representing 0.0625% of shares of our issued and outstanding common stock at such time.

On January 13, 2023, in connection with the extension of the date by which Adit must complete its initial reverse recapitalization, Adit issued an unsecured promissory note to GRIID pursuant to which Adit was permitted to borrow up to $900,000 in the aggregate. On July 12, 2023, in connection with the extension of the date by which Adit must complete its initial reverse recapitalization, Adit issued an unsecured amended and restated promissory note to GRIID pursuant to which Adit may borrow up to $1,800,000 in the aggregate. The note was interest-bearing, at a rate per annum equal to the Applicable Federal Rate set forth by the Internal Revenue Service pursuant to Section 1274(d) of the Internal Revenue Code, and payable on the earlier of (i) the date on which a definitive decision to liquidate Adit is made by its board of directors, and (ii) the closing of the merger, unless accelerated upon the occurrence of an event of default. Any outstanding principal amount under the note may be prepaid by Adit, at Adit’s election and without penalty. The loan was paid off with the settlement of the merger agreement on December 29, 2023.

The Company paid the sponsor or its affiliate a total of $10,000 per month for office space, utilities, secretarial support and administrative services. Upon completion of the reverse recapitalization, the Company ceased paying these monthly fees. The Company may also pay a customary financial advisory fee to Adit, or another affiliate of the sponsor, in an amount that constitutes a market standard financial advisory fee for comparable transactions.

Our initial stockholders, sponsor and management team or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable reverse recapitalization. Our audit committee will review on a quarterly basis all payments that were made to these persons and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

19. Subsequent Events

The Company has evaluated subsequent events from the audited consolidated balance sheet date through April 15, 2024, the date at which the audited consolidated financial statements were issued and determined that there are no items to disclose other than those included below.

On March 7, 2024, the Company issued 556,937 shares of common stock to various persons in exchange for miners.

As of April 15, 2024, the Company completed the sale of 3,702,703 shares of common stock under the GEM Agreement which netted proceeds of $5,250.

On February 29, 2024, The Company and the Owner negotiated a new contract and the miners were purchased. Payment for $350 was was made on March 21, 2024.