Form 10-K/A
period 2023-12-31
GRIID Infrastructure Inc.
filed 2024-04-26
CIK 1830029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

As of April 25, 2024, there were 69,875,909 of shares of Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to the Annual Report on Form 10-K of GRIID Infrastructure, Inc., a Delaware corporation (referred to as “GRIID,” the “Company,” “we,” “us,” or “our”) for the fiscal year ended December 31, 2023, originally filed with the Securities and Exchange Commission (“SEC”) on April 16, 2023 (the “Original Form 10-K”), is being filed for the purpose of including the information required by Part III of Form 10-K. This information was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such proxy statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment No. 1 to include Part III information in our Form 10-K because we do not expect to file a definitive proxy statement containing this information within 120 days after the end of the fiscal year covered by the Form 10-K. This Amendment No. 1 amends and restates in their entirety Items 10, 11, 12, 13 and 14 of Part III of the Original Form 10-K.

In addition, as required by Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 12b-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), updated certifications of the Company’s principal executive officer and principal financial officer are included as Exhibits 31.3 and 31.4 hereto (the “Certifications”). Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the Certifications have been omitted. We are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment No. 1. This Amendment No. 1 also amends Part IV to add the foregoing certifications.

No other changes have been made to the Original Form 10-K other than those described above. This Amendment No. 1 does not reflect subsequent events occurring after the filing date of the Original Form 10-K or modify or update in any way the financial statements, consents or any other items or disclosures made in the Original Form 10-K in any way other than as required to reflect the amendments discussed above. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-K and the Company’s other filings with the SEC subsequent to the filing of the Original Form 10-K.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following sets forth information regarding our directors and executive officers as of April 29, 2024:

Name	Age	Position(s)
Executive Officers
James D. Kelly III	35	Chief Executive Officer and Chair of the board of directors
Dwaine Alleyne	41	Chief Technology Officer
Alexander Fraser	64	General Counsel and Secretary
Michael W. Hamilton	42	Chief Research Officer
Gerard F. King II	67	Chief Operating Officer
Harry E. Sudock	31	Chief Strategy Officer
Allan J. Wallander	62	Chief Financial Officer and Secretary

Non-Employee Directors
Cristina Dolan	63	Director
Sharmila Kassam	50	Director
David L. Shrier	50	Director
Neal Simmons	48	Director
Sundar Subramaniam	58	Director
Thomas J. Zaccagnino	50	Director

Executive Officer Biographies

Executive Officers

James D. Kelly III has served as our Chief Executive Officer and as Chair of our board of directors since December 2023. Mr. Kelly founded Griid Holdco LLC (“Old GRIID”) in May 2018 and served as its Chief Executive Officer and sole Manager until December 2023. From November 2015 to July 2018, Mr. Kelly served as Vice President of Sales & Growth for Ziften Technologies Inc., a cybersecurity software company. From April 2013 to November 2015, Mr. Kelly served as Product Manager for OpenDNS, a company that provides recursive DNS service and enterprise cybersecurity products that was acquired by Cisco Systems, Inc. in August 2015. Mr. Kelly earned a Bachelor of Science degrees in Mathematics and Statistics and Systems Analysis from Miami University. We believe Mr. Kelly is well qualified to serve as a director due to his extensive experience managing technology companies and his experience founding and managing Old GRIID.

Dwaine Alleyne has served as our Chief Technology Officer since December 2023. Mr. Alleyne previously served as Old GRIID’s Chief Technology Officer from April 2021 to December 2023. From October 2017 to April 2021, Mr. Alleyne served as an advisor and investor to various early-stage companies in the non-profit, financial, and technology sectors. From April 2016 to October 2017, Mr. Alleyne served as Chief Data Officer within Nex Group, a financial technology and financial service company. From May 2011 to April 2016, he co-founded Enso Financial Analytics, a company that provides innovative cloud-based treasury solutions to investment firms. Mr. Alleyne earned a Bachelor of Science degree in Computers and System Engineering from Rensselaer Polytechnic Institute.

Alexander Fraser has served as our General Counsel and Secretary since December 2023. Mr. Fraser previously served as Old GRIID’s General Counsel from February 2021 to December 2023. Prior to joining Old GRIID, from April 2012 to December 2020, Mr. Fraser was a partner with the international law firm of DLA Piper as a member of the corporate department, where he specialized in mergers and acquisitions, joint ventures and securities matters. Mr. Fraser has also worked at several other law firms, and during the course of his 35-year legal career, was based for several years in Warsaw, Poland, advising the Polish government on its external debt restructuring and the European Bank for Reconstruction and Development on various privatization projects, and with General Electric Company, advising on several significant acquisitions and with its reporting obligations with the Securities and Exchange

Commission (“SEC”). Mr. Fraser received his B.A. degree from Princeton University and his J.D. degree from New York University School of Law.

Michael W. Hamilton has served as our Chief Research Officer since December 2023. Mr. Hamilton previously served as Old GRIID’s Chief Research Officer from April 2021 to December 2023 and served as Old GRIID’s Chief Technology Officer from August 2019 to April 2021. From March 2015 to August 2018, Mr. Hamilton served in various executive roles, including Chief Executive Officer, Chief Product Officer and Senior Vice President of Product, at Ziften Technologies Inc., a cybersecurity software company. From September 2013 to February 2015, Mr. Hamilton served as Director of Product Marketing for 21CT Inc., a company that develops and markets computer software. Mr. Hamilton earned a Bachelor of Science degree in Electrical Engineering from the University of Texas at Austin, and an M.B.A. from the University of Texas at Austin.

Gerard F. King II has served as our Chief Operating Officer since December 2023. Mr. King previously served as Old GRIID’s Chief Operating Officer from April 2021 to December 2023. From November 2013 to September 2018, Mr. King served as Chief Operating Officer of Vets First Choice, a provider of technology-enabled healthcare services for companion and equine veterinary practitioners. From February 2007 to November 2011, Mr. King serviced as Chief Operating Officer for WHERE, Inc., a location based media company. Since March 2020, Mr. King has served as a member of the board of directors of Defendify, Inc., a private company that provides an all-in-one cybersecurity platform. Mr. King earned a Bachelor of Arts degree in History from Tufts University and a Master of Science degree in Computer Information Systems from Bentley College.

Harry E. Sudock has served as our Chief Strategy Officer since December, 2023. Mr. Sudock, who joined Old GRIID in 2018 and served in various strategy-related roles, is responsible for the development and execution of our corporate strategy initiatives to drive growth and improve business performance. Mr. Sudock works closely with the management team to identify, analyze and resolve business challenges and capitalize on new growth opportunities. From January 2019 to March 2021, Mr. Sudock served on the board of directors of Jet East, an aviation maintenance provider, and led the team that brokered its sale to Gama Aviation. From November 2017 to January 2019, Mr. Sudock served as founder of Eastwood Analytics. From December 2016 to December 2017, Mr. Sudock served as an associate at ENSO Financial Management prior to and after its eventual sale to the Chicago Mercantile Exchange. Mr. Sudock earned a Bachelor of Arts (B.A.) in Economics from Bates College in Maine.

Allan J. Wallander has served as our Chief Financial Officer and Secretary since December 2023. Mr. Wallander previously served as Old GRIID’s Chief Financial Officer and Secretary from February 2021 to December 2023. From May 2020 to June 2021, Mr. Wallander served as Chief Financial Officer of Factorial Energy Inc., a privately held EV battery maker. From January 2019 to July 2021, Mr. Wallander served as Chief Financial Officer of Southern Distilling Company, a distiller of Southern Star Bourbon Whiskeys & Liqueurs. From October 2018 to July 2021, Mr. Wallander served as Chief Financial Officer of Folio Photonics, Inc., a data storage company. From October 2011 to July 2021, Mr. Wallander served as Chief Financial Officer of ScopiaRX, LLC, a company that provides a cloud-based analytics service that identifies drug-related risks when taking multiple medications. From August 2018 to January 2021, Mr. Wallander served as Chief Financial Officer of Aperity, Inc., a company that provides B2B sales intelligence solutions for Beverage Alcohol sales teams. From August 2018 to September 2020, Mr. Wallander served as Chief Financial Officer of 7Signal, Inc., a leader in enterprise wireless experience monitoring and management. From August 2017 to June 2020, Mr. Wallander served as Chief Financial Officer of Standard Bariatrics, Inc., a company that focuses on the development and commercialization of medical devices for the surgical treatment of obesity. From October 2016 to January 2018, Mr. Wallander served as Chief Financial Officer of Patient Home Monitoring, Inc., an at-home healthcare company. Mr. Wallander earned a Bachelor of Science in Accounting and an M.B.A. from Marquette University.

Non-Employee Directors

Cristina Dolan has served as a member of our board of directors since December 2023. In September 2018, Ms. Dolan co-founded Additum Blockchain, a European “Value Based Healthcare” ecosystem utilizing IoT, AI and blockchain-enabled reward tokens to improve patient outcomes. In February 2017, Ms. Dolan founded InsideChains, and has served as its Chief Executive Officer since its founding. Since February 2021, Ms. Dolan has served as Head of Alliances at RSA NetWitness, a cybersecurity platform using AI and machine learning to enable organizations to quickly detect and respond to threats. Since January 2020, Ms. Dolan has served as an advisor to the board of directors of Crayonic, a company that develops secure digital identity solutions, and since 2020, she has served as a member of the board of directors of WISeKey, Inc., a leading global cybersecurity company currently deploying large scale digital identity ecosystems for people and objects using Blockchain, AI and IoT (Nasdaq: WKEY), including as a member of their audit and compensation committees. Since 2022, Ms. Dolan has also served on the board of directors of SEAL SQ, a subsidiary of WISeKey and developer of secure semiconductor chips, secure embedded firmware and hardware provisioning servicer, including as chair of their audit committee. Since 2023 Since January 2017, Ms. Dolan has served as an advisor to 1843 Capital, a venture capital fund investing in early-stage technology companies. Ms. Dolan earned a Master of Media Arts and Sciences from the Massachusetts Institute of Technology. We believe Ms. Dolan is well qualified to serve as a director due to her extensive experience in the cryptocurrency industry, and bitcoin in particular.

Sharmila Kassam has served as a member of our board of directors since October 2020. Ms. Kassam is a proven business professional and institutional investor. Since January 2024, Ms. Kassam serves on the board of directors and mutual fund independent trustee of Greenbacker Energy GREC Fund II. Since January 2023, she has also served on the board of directors of Calamos Aksia Alternative Credit and Income Fund (CAPIX). From October 2020 to December 2023, Ms. Kassam served on the board of directors of Adit EdTech Acquistion Corp. (“Adit”), a special purpose acquisition company and the predecessor of the Company. From November 2021 to December 2023, Ms. Kassam served as Vice President of Nasdaq’s Investment Intelligence Division. In September 2019, Ms. Kassam founded Aligned Capital Investing, a consulting firm focused on global institutional investors and investment managers. Ms. Kassam has also served as Advisory Board Member at Sweetwater Private Equity since August 2020, as Hedge Fund Board Member at Foundation Credit Opportunities since November 2019, as a policy advisor and instructor for Institutional Limited Partners Association (ILPA) since July 2015 and as Senior Fellow at Milken Institute Center for Financial Markets since September 2019. Ms. Kassam was formerly the deputy Chief Investment Officer at the Employees Retirement System of Texas (ERS) where she worked for over a decade from January 2008 until May 2019. Ms. Kassam is a licensed certified public accountant and is also licensed to practice law in California and Texas. Ms. Kassam graduated from the University of Texas at Austin, where she received a Bachelor of Business Administration in accounting, with honors, and a J.D. from the University of Texas at Austin. We believe Ms. Kassam is well qualified to serve as a director due to her extensive experience in finance and capital investments across various industries and her contacts and relationships.

David L. Shrier has served as a member of our board of directors since January 2024. Mr. Shrier served as the President and Chief Executive Officer of Adit from October 2020 to December 2023. He is the co-founder and Executive Chairman to Phorum.AI. Moreover, through his consultancy and personal family office Visionary Future LLC, he has served as strategic advisor to three startup companies: Kaleidoco and Dandelion Science from December 2021 to December 2023, and The Emissions Capture Company since July 2023; and as a thought leadership consultant to CoinDesk, the #1 media company serving the cryptocurrency and blockchain industry. Mr. Shrier also served as a board member of Esme Learning Solutions, Inc., where Adit was a significant investor, and for which Mr. Shrier served in various roles from February 2019 to May 2023. Mr. Shrier also was a non-executive director of fintech company Mode Global Holdings PLC (LSE: MODE) from May 2022 to January 2023. He was a non-executive director of crypto infrastructure company Copper Technologies (UK) Ltd from November 2020 to January 2022, and Senior Advisor from January 2022 to December 2022. Mr. Shrier was co-founder of Riff Analytics, an artificial intelligence collaboration software company (where Adit was also an investor) that was acquired by Esme Learning in November 2021, and served as its chairman of the board of directors from its inception in June 2017 until July 2020. Riff Analytics was acquired by Esme Learning in November 2021. Mr. Shrier holds a part-time appointment as a Professor of Practice in the Department of Management & Innovation at Imperial College Business School which he began in December 2020. From August 2017 to July 2021, Mr. Shrier held a part-time appointment as Associate Fellow with Saïd Business School, University of Oxford, where he created and launched the Oxford Fintech and Oxford Blockchain Strategy Programmes online, as well as Oxford Fintech Lab. Between February 2013 and November 2020, Mr. Shrier held a variety of instructional and administrative roles at the Massachusetts Institute of Technology, including New Ventures Officer, Managing Director, Connection Science & Engineering and most recently, Lecturer, Media Arts & Sciences. Previously, Mr. Shrier has held a variety of management roles in privately funded companies including, most recently, Distilled Identity, where he served as Chief Executive Officer from June 2017 to May 2020. From September 2017 to June 2023, Mr. Shrier served as a member of FINRA’s fintech advisory Committee. Mr. Shrier is a senior advisor to the UK government’s Revenue & Customs department (HMRC) since

December 2019 as well as UK Department for International Trade’s fintech steering board since March 2018. Since October 2020, Mr. Shrier has also been an advisor to the European Parliament’s Science & Technology Committee. Mr. Shrier is also on the advisory board for WorldQuant University, which offers a totally free online master’s degree in financial engineering, where he has served since April 2016. He has published several books on cryptocurrency, fintech and blockchain. We believe Mr. Shrier is well qualified to serve as a director due to his extensive experience managing technology companies, his experience in crypto and blockchain, and his contacts and relationships.

Neal Simmons has served as a member of our board of directors since December 2023. Since May 2020, Mr. Simmons has served as President and Chief Executive Officer of Eagle Creek Renewable Energy LLC, a company that acquires, enhances and operates small hydroelectric power facilities, and from October 2019 until May 2020 served as its Senior Vice President. Since 2023, Mr. Simmons has served as a director of Atura Power, Ontario’s largest fleet of combined-cycle turbine gas plants, and as an Executive Leader of Ontario Power Generation, Ontario’s largest clean power generator. From April 2015 until October 2019, Mr. Simmons served as Senior Vice president of Cube Hydro Partners, a company that invests in, develops, and modernizes hydroelectric facilities and provides consulting services on project management, regulation, and development of clean energy resources, with a focus on hydroelectric power. Mr. Simmons earned a Bachelor of Engineering degree from Bucknell University and a Doctor of Philosophy in Mechanical Engineering and Materials Science degree from Duke University. We believe Mr. Simmons is well qualified to serve as a director due to his extensive executive experience in the energy and technology industries.

Sundar Subramaniam has served as a member of our board of directors since December 2023. Since 2000, Mr. Subramaniam has served as Managing Partner of Ifesia. Mr. Subramaniam received his Bachelor of Arts degree in Economics and Computer Science from Brandeis University, an M.B.A. from MIT and an M.S. from the Harvard-MIT Division of Health Sciences and Technology. We believe Mr. Subramaniam is well qualified to serve as a director due to his extensive experience in finance and capital investments across various industries and his experience with financial matters in a variety of businesses.

Thomas J. Zaccagnino has served as a member of our board of directors since December 2023. In 2012, Mr. Zaccagnino founded Muirfield Investment Partners LLC, a private investment firm, and has served as Managing partner since such time. Mr. Zaccagnino received his Bachelor of Arts degree from Yale University. We believe Mr. Zaccagnino is well qualified to serve as a director due to his experience in finance, capital investments, as an investor, and his experience with financial matters in a variety of businesses.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Board Composition

Our business and affairs are organized under the direction of our board of directors. Our board of directors currently consists of seven members. James D. Kelly III currently serves as Chair of our board of directors. The primary responsibilities of our board of directors is to provide oversight, strategic guidance, counseling and direction to our management. Our board of directors meets on a regular basis and additionally as required.

The number of directors is be fixed by our board of directors, subject to the terms of our second amended and restated certificate of incorporation and amended and restated bylaws. Each of our directors will continue to serve as a director until the election and qualification of his or her successor, or until his or her earlier death, resignation or removal.

Classified Board of Directors

In accordance with our second amended and restated certificate of incorporation, our directors are divided into three classes serving staggered three-year terms. At each annual meeting of stockholders, a class of directors will be subject to re-election for a three-year term. As a result, only one class of directors will be elected at each annual meeting of our stockholders, with the other classes continuing for the remainder of their respective three-year terms. Our directors are currently divided among the three classes as follows:

•
the Class I directors are David L. Shrier and Cristina Dolan, and their terms will expire at the annual meeting of stockholders to be held in 2024;

•
the Class II directors are Sharmila Kassam and Neal Simmons, and their terms will expire at the annual meeting of stockholders to be held in 2025; and

•
the Class III directors are Sundar Subramaniam, Thomas J. Zaccagnino and James D. Kelly III, and their terms will expire at the annual meeting of stockholders to be held in 2026.

Each director’s term continues until the election and qualification of his or her successor, or his or her earlier death, resignation or removal. Our second amended and restated certificate of incorporation and our amended and restated bylaws authorize only our directors to fill vacancies on our board of directors. Any increase or decrease in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the directors. The classification of our board of directors may have the effect of delaying or preventing a change in control or management.

Role of Board in Risk Oversight

Risk assessment and oversight is an integral part of our governance and management processes. Our board of directors encourages management to promote a culture that incorporates risk management into its corporate strategy and day-to-day business operations. Management discusses strategic and operational risks at regular management meetings, and conducts specific strategic planning and review sessions during the year that includes a focused discussion and analysis of the risks facing our company. Throughout the year, senior management reviews these risks with our board of directors at regular board meetings as part of management presentations that focus on particular business functions, operations or strategies, and presents the steps taken by management to mitigate or eliminate such risks.

Our board of directors does not have a standing risk management committee, but rather administers this oversight function directly through our board of directors as a whole, as well as through various standing committees of our board of directors that address the risks inherent in their respective areas of oversight.

While our board of directors is responsible for monitoring strategic risk exposure, our audit committee oversees management of financial reporting, compliance and litigation risks, as well as the steps management has taken to monitor and control such exposures. Our nominating and corporate governance committee manages risks associated with the independence of our board of directors, potential conflicts of interest and the effectiveness of our board of directors. Our compensation committee is responsible for overseeing the management of risks relating to our executive compensation policies, plans and arrangements and the extent to which those policies or practices increase or decrease risks for our company.

Board Committees

Our board of directors has three standing committees—an audit committee, a compensation committee, and a nominating and corporate governance committee. Copies of the charters for each committee are available on our website, www.griid.com. Information contained on or accessible through our website is not a part of this report, and the inclusion of our website address in this report is an inactive textual reference only.

Audit Committee

Our audit committee consists of Sharmila Kassam, Cristina Dolan and Thomas J. Zaccagnino. Our board of directors has determined that each of the members of the audit committee satisfy the independence requirements of the Nasdaq Stock Market LLC (“Nasdaq”), Cboe Canada, and Rule 10A-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and are able to read and understand fundamental financial statements in accordance with Nasdaq rules and are financially literate in accordance with Cboe Canada rules. In arriving at this determination, our board of directors examines each audit committee member’s scope of experience and the nature of their prior and/or current employment.

Sharmila Kassam serves as the chair of our audit committee. Our board of directors has determined that Sharmila Kassam qualifies as an audit committee “financial expert” within the meaning of SEC regulations.

Our audit committee is directly responsible for, among other things:

•
appointing, evaluating, and overseeing a firm to serve as our independent registered public accounting firm to audit our consolidated financial statements;
•
discussing with our independent registered public accounting firm their independence from management;
•
discussing the scope and results of the audit with the independent registered public accounting firm and reviewing, with management and that firm, our interim and year-end operating results;
•
establishing procedures for employees to anonymously submit concerns about questionable accounting or audit matters;
•
considering the adequacy of our internal controls and internal audit function;
•
monitoring and reviewing legal, regulatory, and administrative compliance to the extent affecting our financial results;
•
reviewing proposed waivers of the code of business conduct and ethics for directors and executive officers;
•
reviewing and recommending changes or amendments to the code of business and conduct and ethics;
•
reviewing material related party transactions or those that require disclosure;
•
determining and reviewing risk assessment guidelines and policies, including cybersecurity risks, financial risk exposure, and internal controls regarding information security; and
•
approving or, as permitted, pre-approving all audit and non-audit services to be performed by our independent registered public accounting firm.

Compensation Committee

Our compensation committee consists of Thomas J. Zaccagnino, Sharmila Kassam and Sundar Subramaniam. Thomas J. Zaccagnino serves as the chair of the compensation committee. Our board of directors has determined that each of the members of our compensation committee is a non-employee director, as defined in Rule 16b-3 promulgated under the Exchange Act and satisfies the independence requirements of the rules of Nasdaq and Cboe Canada. The compensation committee is responsible for, among other things:

•
reviewing and approving the compensation of our executive officers and recommending that our board of directors approve the compensation of our Chief Executive Officer;
•
reviewing and recommending to our board of directors the compensation of our directors;
•
administering our stock and equity incentive plans and overseeing regulatory compliance related to such plans;
•
reviewing and approving, or making recommendations to our board of directors with respect to, incentive compensation and equity plans; and
•
reviewing our overall compensation philosophy.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee consists of Sundar Subramaniam, Thomas J. Zaccagnino, and Cristina Dolan. Sundar Subramaniam serves as the chair of the nominating and corporate governance committee. Our board of directors has determined that each of the members of our nominating and corporate governance committee satisfies the independence requirements of the rules of Nasdaq and Cboe Canada.

The nominating and corporate governance committee is responsible for, among other things:

•
developing and recommending selection criteria for new directors for our board of directors
•
identifying and recommending candidates for membership on our board of directors;
•
reviewing board director independence annually and, as needed, as potential conflicts of interest arise;
•
reviewing and recommending our corporate governance guidelines and policies;
•
overseeing the process of evaluating the performance of our board of directors; and
•
assisting our board of directors on corporate governance matters.

Compensation Committee Interlocks and Insider Participation

None of the members of our compensation committee have ever been one of our executive officers or employees. None of our executive officers currently serve, or has served during the last completed fiscal year, on the compensation committee or board of directors of any other entity that has one or more executive officers that will serve as a member of our board of directors or compensation committee.

Board Diversity

Our nominating and corporate governance committee is responsible for reviewing with our board of directors, on an annual basis, the appropriate characteristics, skills and experience required for our board of directors as a whole and its individual members. In evaluating the suitability of individual candidates (both new candidates and current members), our nominating and corporate governance committee, in recommending candidates for election, and our board of directors, in approving (and, in the case of vacancies, appointing) such candidates, may take into account many factors, including but not limited to the following:

•
personal and professional integrity;
•
ethics and values;
•
experience in corporate management, such as serving as an officer or former officer of a publicly held company;
•
professional and academic experience relevant to our industry;
•
experience as a board member of another publicly held company;
•
strength of leadership skills;
•
experience in finance and accounting and/or executive compensation practices;
•
ability to devote the time required for preparation, participation and attendance at board of directors’ meetings and committee meetings, if applicable;
•
background, gender, age and ethnicity;
•
conflicts of interest; and
•
ability to make mature business judgments.

Our board of directors evaluates each individual in the context of our board of directors as a whole, with the objective of ensuring that our board of directors, as a whole, has the necessary tools to perform its oversight function effectively in light of our business and structure.

Limitation on Liability and Indemnification Matters

Our second amended and restated certificate of incorporation and our amended and restated bylaws limit our directors’ liability and may indemnify our directors and officers to the fullest extent permitted under the Delaware General Corporation Law (the “DGCL”). The DGCL provides that directors of a corporation will not be personally liable for monetary damages for breach of their fiduciary duties as directors, except for liability for:

•
any breach of the director’s duty of loyalty to us or its stockholders;
•
any act or omission not in good faith or that involves intentional misconduct or a knowing violation of law;
•
any unlawful payment of dividends or unlawful stock repurchases or redemptions as provided in Section 174 of the DGCL; or
•
any transaction from which the director derived an improper benefit.

The DGCL and our amended and restated bylaws provide that we will, in certain situations, indemnify our directors and officers and may indemnify other employees and other agents, to the fullest extent permitted by law.

We have entered, or intend to enter, into indemnification agreements with each of our directors and officers. These indemnification agreements may require us, among other things, to indemnify our directors and officers for some expenses, including attorneys’ fees, judgments, penalties, fines and settlement amounts incurred by a director or officer in any action or proceeding arising out of his or her service as one of our directors or officers, or any of our subsidiaries or any other company or enterprise to which the person provides services at our request. Subject to certain limitations, our indemnification agreements also require us to advance expenses incurred by our directors or officers for the defense of any action for which indemnification is required or permitted.

We maintain a directors’ and officers’ insurance policy pursuant to which our directors and officers are insured against liability for actions taken in their capacities as directors and officers.

The limitation of liability and indemnification provisions in our second amended and restated certificate of incorporation and amended and restated bylaws may discourage stockholders from bringing a lawsuit against our directors and officers for breach of their fiduciary duty. They may also reduce the likelihood of derivative litigation against our directors and officers, even though an action, if successful, might benefit us and our stockholders. Further, a stockholder’s investment may be adversely affected to the extent that we pay the costs of settlement and damage awards against directors and officers as required by these indemnification provisions.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or control persons, in the opinion of the SEC, such indemnification is against public policy, as expressed in the Securities Act and is therefore unenforceable.

Code of Business Conduct and Ethics for Employees, Executive Officers, and Directors

We have a code of business conduct and ethics (the “Code of Conduct”), applicable to all of our employees, executive officers and directors. The Code of Conduct is available on our website. Our audit committee is responsible for overseeing the Code of Conduct and must approve any waivers of the Code of Conduct for employees, executive officers and directors. Any amendments to the Code of Conduct, or any waivers of its requirements, will be disclosed on our website.

Insider Trading Policy

Under the terms of our Insider Trading Policy (the “Insider Trading Policy”), our executive officers, directors and employees, immediate family members and any persons that reside in the same household of any of the foregoing persons and any other person whose transaction in our securities are directed by, or subject to influence or control by the foregoing persons and any trust, partnership, corporation or other entity over which such persons have investment control (collectively, “Insiders”) are prohibited from, either directly or indirectly, while in possession of material non-public information related to, affecting or regarding us or our subsidiaries (“Inside Information”), (i) purchasing or selling our securities or, (ii) without our consent, provide Inside Information to any other person, including family and friends, provided that notwithstanding the foregoing (a) a director may provide Inside Information to his or her employer provided such employer either (I) complies with this paragraph or (II) has established its own insider trading controls and procedures in compliance with applicable securities laws; and (b) an Insider may disclose Inside Information as required by law. The text of the Insider Trading Policy is available under Corporate Governance Documents on the Governance page of our website at www.griid.com.

Non-Employee Director Compensation

Our board of directors expects to review director compensation periodically to ensure that director compensation remains competitive such that we are able to recruit and retain qualified directors.

For the year ended December 31, 2023, we did not have a non-employee director compensation program. We intend to develop a non-employee director compensation program that is designed to align compensation with our business objectives and the creation of stockholder value, while enabling us to attract, retain, incentivize and reward directors who contribute to our long-term success.

Item 11. Executive Compensation.

As an emerging growth company and smaller reporting company, we have opted to comply with the executive compensation disclosure rules applicable to “smaller reporting companies” as such term is defined in the rules promulgated under the Securities Act, which require compensation disclosure for our principal executive officer and our two other most highly compensated executive officers with annual compensation in excess of $100,000, which we refer to as our “named executive officers.”

Overview

The following discussion may contain forward-looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs. The compensation reported in this discussion is not necessarily indicative of how our named executive officers will be compensated in the future.

On December 29, 2023, Adit consummated a merger (the “Closing”) with Old GRIID, pursuant to an Agreement and Plan of Merger, dated as of November 29, 2021, as amended on December 23, 2021, October 17, 2022, and February 8, 2023 (as amended, the “Merger Agreement”). Pursuant to the Merger Agreement, (i) ADEX Merger Sub, LLC, a Delaware limited liability company and a wholly owned subsidiary of Adit (“Merger Sub”) merged with and into Old GRIID, with Old GRIID as the surviving company in the merger and, after giving effect to such merger, continuing as a wholly owned subsidiary of the Company (the “Merger”) and (ii) Adit’s name was changed from “Adit EdTech Acquisition Corp.” to “GRIID Infrastructure Inc.”

Prior to the Merger, none of Adit’s executive officers or directors had received any cash compensation for services rendered to Adit. As a result, this discussion focuses on the historical compensation of Old GRIID’s executive officers and directors prior to the Merger and our executive officers and directors after consummation of the Merger.

Old GRIID designed its compensation and benefits program to attract, retain, incentivize and reward talented and qualified executives who shared its philosophy and desire to work towards achieving its goals.

Old GRIID believed its compensation program promoted the success of Old GRIID and aligned executive incentives with the long-term interests of its members. Old GRIID’s compensation program consisted primarily of salary, cash bonus, and profits interests.

Old GRIID was considered an emerging growth company for purposes of the SEC’s executive compensation disclosure rules. In accordance with such rules, this section provides an overview of Old GRIID’s executive compensation programs, including a narrative description of the material factors necessary to understand the information disclosed in the summary compensation table below. Further, Old GRIID’s reporting obligations extended only to the individuals serving as its principal executive officer and its two other most highly compensated executive officer (collectively, the “named executive officers”).

James D. Kelly III, as Old GRIID’s sole manager and Chief Executive Officer, has historically determined the compensation for the named executive officers. For the year ended December 31, 2022, Old GRIID’s named executive officers were:

•
James D. Kelly III, Chief Executive Officer.
•
Michael W. Hamilton, Chief Research Officer.
•
Allan J. Wallander, Chief Financial Officer.

Summary Compensation Table

The following table provides information regarding the compensation earned by the named executive officers for the years ended December 31, 2023 and 2022.

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	All other compensation ($)	Total
James D. Kelly III	2023	$225,000.00	—	—	—	$225,000.00
Chief Executive Officer	2022	$225,000.00	—	—	—	$225,000.00
Michael W. Hamilton	2023	$180,000.00	—	—	—	$180,000.00
Chief Research Officer	2022	$180,000.00	—	—	—	$180,000.00
Allan J. Wallander	2023	$150,000.00	—	—	—	$150,000.00
Chief Financial Officer	2022	$150,000.00	—	—	—	$150,000.00

Narrative Disclosure to the Summary Compensation Table

Elements of Compensation in 2023 and 2022

The compensation of the named executive officers in 2023 and 2022 generally consisted of base salary, annual cash bonus opportunities and other benefits, as described below.

Base Salary

The base salary payable to each named executive officer is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role, responsibilities, and contributions. Each named executive officer’s initial base salary was determined by the sole manager of Old GRIID, Mr. Kelly. For 2023 and 2022, the named executive officers’ annual base salary rates were: $225,000 for Mr. Kelly, $180,000 for Mr. Hamilton and $150,000 for Mr. Wallander.

Annual Performance-Based Bonus

Prior to the closing of the Merger, annual cash bonuses were determined by the sole manager of Old GRIID based on the achievement of corporate and/or individual performance goals, including operations, financing and corporate development. In 2023 and 2022 no named executive officers earned cash bonuses.

Long Term Equity Incentives

Old GRIID’s equity-based incentive awards were designed to align its interests and the interests of its members with those of its employees and consultants, including the named executive officers. Old GRIID’s sole manager, Mr. Kelly, approved all equity grants. In 2023 and 2022, none of the named executive officers received any incentive units.

Prior to the closing of the Merger, Mr. Hamilton held 200,000 incentive units, Mr. Wallander held 125,000 incentive units and Mr. Kelly did not hold any incentive units. Each of the incentive units was granted under the Old GRIID Infrastructure Equity Plan Profits Interest Plan described in greater detail below. On the date of the closing of the Merger (i.e. December 29, 2023), the incentive units held by each of Mr. Hamilton and Mr. Wallander were exchanged for 734,954 and 459,346 shares of our common stock respectively.

Named Executive Officers’ Employment Agreements

The named executive officers other than Mr. Kelly have signed offer letters of employment.

Michael W. Hamilton Offer Letter

In August 2019, Old GRIID entered into a letter agreement with Mr. Hamilton. Mr. Hamilton’s letter agreement provided for Mr. Hamilton’s at-will employment as Old GRIID’s Chief Technology Officer (his title subsequently being changed to Chief Research Officer) and set forth his initial annual base salary of $180,000, less payroll deductions and withholdings, paid on Old GRIID’s normal payroll schedule. Mr. Hamilton’s letter agreement also provided that he was eligible to earn a discretionary, performance-based bonus of up to $100,000 based upon mutually agreed criteria and objectives. Mr. Hamilton’s letter agreement further provided that, subject to approval of Old GRIID’s manager, he would receive a grant of units equal to 1% of the equity of Old GRIID at the time of the grant, which shall have been subject to vesting, with 25% of the units vesting on the one-year anniversary of Mr. Hamilton’s employment start date and the balance vesting 1/36th per month over the following 36-month period. In addition, Mr. Hamilton’s letter agreement provided for severance benefits upon a termination of his employment by Old GRIID without “cause” (as such term is defined in his letter agreement) subject to execution of a general release of claims and return of company property. The severance benefit was to be a cash payment equal to (i) four weeks’ base salary in effect at the time of termination in the event that such termination occurs within the first year of employment, or (ii) two weeks’ base salary in effect at the time of termination in the event such termination occurs after the first year of employment. In connection with the letter agreement, Mr. Hamilton also entered into a restrictive covenant agreement pursuant to which Mr. Hamilton agreed to certain customary confidentiality, non-compete and non-solicitation covenants.

Allan J. Wallander Offer Letter

In April 2021, Old GRIID entered into a letter agreement with Mr. Wallander. Mr. Wallander’s letter agreement provided for Mr. Wallander’s at-will employment as our Chief Financial Officer and set forth his initial annual base salary of $150,000 less annual payroll deductions and withholdings, paid on Old GRIID’s normal payroll schedule. Mr. Wallander’s letter agreement also provided that, subject to approval of Old GRIID’s manager, he would receive a grant of units equal to 1% of the equity of Old GRIID at the time of the grant, which shall have been subject to vesting, with 25% of the units vesting on the one-year anniversary of February 8, 2021 and the balance vesting 1/36th per month over the following 36-month period. In addition, Mr. Wallander’s letter agreement provided for severance benefits upon a termination of his employment by us without “cause” (as such term is defined in his letter agreement) subject to execution of a general release of claims and return of company property. The severance benefit was to be a cash payment equal to (i) 1 months’ base salary in effect at the time of termination in the event that such termination occurs within the first year of employment, or (ii) 2 months’ base salary in effect at the time of termination in the event such termination occurs after the first year of employment. In connection with the letter agreement, Mr. Wallander also entered into a restrictive covenant agreement pursuant to which Mr. Wallander agreed to certain customary confidentiality, non-compete and non-solicitation covenants.

Outstanding Equity Awards at Fiscal Year-End

As of December 31, 2023, none of our Named Executive Officers held any unexercised options, stock awards that have not vested or other equity incentive plan awards.

Outstanding Profits Interests Awards

Mr. Hamilton was issued two awards of 100,000 incentive units each, pursuant to incentive unit award agreements between Mr. Hamilton and Equity Plan LLC (as defined below) and the terms and conditions of the limited liability company agreement of Equity Plan LLC. Each incentive unit award agreement provides for a profits interest threshold amount of $353,790.51 in the aggregate. Pursuant to the incentive unit award agreements, 1/4th of the incentive units vested on August 23, 2020 and December 23, 2020, respectively, and in each case 1/36th of the incentive units will vest monthly thereafter, subject to Mr. Hamilton’s continuous service to Equity Plan LLC, Old GRIID or any direct or indirect subsidiary of Old GRIID through each applicable vesting date. In the event of Mr. Hamilton’s termination of service, any unvested incentive units will be forfeited to Equity Plan LLC.

Mr. Wallander was issued an award of 125,000 incentive units, pursuant to an incentive unit award agreement between Mr. Wallander and Equity Plan LLC and the terms and conditions of the limited liability company agreement of Equity Plan LLC. The incentive unit award agreement provides for a profits interest threshold amount of $353,790.51 in the aggregate. Pursuant to the incentive unit award agreement, 1/4th of the incentive units vested on February 8, 2022 and 1/36th of the incentive units shall vest monthly thereafter, subject to Mr. Wallander’s continuous service to Equity Plan LLC, Old GRIID or any direct or indirect subsidiary of Old GRIID through each applicable vesting date. In the event of Mr. Wallander’s termination of service, any unvested incentive units will be forfeited to Equity Plan LLC.

Such awards were converted into shares of our common stock at the closing of the Merger pursuant to the Merger Agreement.

Griid Infrastructure Equity Plan LLC Profits Interest Plan

In April 2021, Old GRIID formed Equity Plan LLC and adopted the Griid Infrastructure Equity Plan LLC Profits Interest Plan (the “Plan”) for purposes of granting select employees and other service providers incentive units pursuant to incentive unit award agreements in an effort to further increase these employees’ and service providers’ personal stakes in the growth and success of Old GRIID and any direct or indirect subsidiary of Old GRIID.

Administrator. The Plan is administered by Old GRIID, the current managing member of Equity Plan LLC.

Incentive Units Subject to the Plan. The number of incentive units that Equity Plan LLC may issue under the Plan may not exceed 2,500,000 incentive units. If and to the extent that any award is forfeited (or repurchased by Equity Plan LLC for its original cost), the incentive units subject to such awards will again be available for distribution under the Plan. The incentive units are intended to constitute “profits interests” in Equity Plan LLC within the meaning of Revenue Procedures 93-27 and 2001-43 under the Internal Revenue Code of 1986, as amended (the “Code”).

Vesting. The administrator of the Plan will establish such vesting criteria for the incentive units as it determines in its discretion and shall include such vesting criteria in each award agreement. Vesting may be based on the continued service of the participant in the Plan or on the achievement of performance goals set out in the award agreement. Incentive units may also be fully vested on the date of grant. Incentive units that have not vested are “restricted incentive units.” Incentive units that have vested are “unrestricted incentive units.” The administrator may, at any time, waive or accelerate any of the foregoing restrictions, in whole or in part, in its discretion.

Profits Interest Threshold Amount. The administrator shall specify the profits interest threshold amount applicable to each incentive unit in the applicable award agreement in accordance with the limited liability company agreement of Equity Plan LLC. The profits interest threshold amount applicable to any incentive unit shall be no less than the amount determined by the administrator to be necessary to cause such incentive unit to constitute a “profits interest” within the meaning of Revenue Procedures 93-27 and 2001-43.

Voting. Participants will have no voting rights with respect to incentive units granted under the Plan.

Equity Plan LLC Call Right. Unless otherwise determined by the administrator and set forth in the applicable award agreement, at any time prior to the consummation of a “qualified public offering” or a change in control, Equity Plan LLC, at its election, may require the service provider or its permitted transferee to either forfeit or sell to Equity Plan LLC all or any portion of such service provider’s or such permitted transferee’s incentive units in connection with a termination of service at the following respective purchase prices: (i) in the event of a termination of service for any reason, restricted incentive units shall be forfeited without consideration; (ii) in the event of a termination of service for cause, unrestricted incentive units shall be forfeited without consideration; (iii) in the event of a termination of service (i) by Equity Plan LLC, Old GRIID or any direct or indirect subsidiary of Old GRIID for a reason other than cause, or (ii) by the service provider for any reason (including as a result of the death or disability of the service provider), Equity Plan LLC’s purchase price per unrestricted incentive unit shall be its fair market value on the date of such termination of service. A “qualified public offering” means the sale, in a firm commitment underwritten public offering led by a nationally recognized underwriting firm pursuant to an effective registration statement under the Securities Act, of units (or common stock of Old GRIID) having an aggregate offering value (net of underwriters’ discounts and selling commissions) of at least $100 million, following which at least 20% of the total units (or common stock of Old GRIID) on a fully diluted basis shall have been sold to the public and shall be listed on any national securities exchange or quoted on the NASDAQ Stock Market System. A merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business combination between a special purpose acquisition company and GRIID qualifies as a qualified public offering.

Equity Plan LLC Conversion Option. Unless otherwise determined by the administrator and set forth in the applicable award agreement, at any time following a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business combination between a special purpose acquisition company and GRIID, the Equity Plan LLC may, at its election, require any service provider upon a termination of service (including any termination of service that may have occurred prior to the transaction with the special purpose acquisition company) to convert all or a portion of such service provider’s incentive units into shares or other equity securities of the special purpose acquisition company into which holders of incentive units otherwise may convert.

Change in Control. The administrator may, in its discretion, provide in any award agreement that all or a portion of a participant’s restricted incentive units shall become unrestricted incentive units upon a change in control and/or that the restrictions and limitations applicable to the incentive units shall lapse and such incentive units shall become free of all restrictions and become fully vested and transferable (subject to any restrictions generally applicable to other members of the Equity Plan LLC). In the event of a change in control and the service provider’s termination of service with Equity Plan LLC for a reason other than cause within 12 months after the occurrence of the change in control, all restricted incentive units that are outstanding on the date of the termination of service shall fully vest and become unrestricted incentive units.

Term of the Plan. The Plan will remain in effect until it is revised or terminated by further action of the administrator.

Amendment. The administrator may at any time amend or modify the Plan in whole or in part. However, no amendment or termination of the Plan may impair the right of a participant with respect to an award previously granted under the plan without such participant’s consent. Notwithstanding the foregoing, the participant’s consent shall not be required if the administrator determines in its sole discretion that such an amendment or modification or termination is required or advisable for Equity Plan LLC, Old GRIID or any direct or indirect subsidiary of Old GRIID, the Plan or the award to satisfy any applicable law or regulation, stock exchange rule, over-the-counter market rule or to meet the requirements of any intended accounting treatment. The administrator may also amend the plan and/or any award agreement without the participant’s consent to the extent necessary to (a) comply with Section 409A of the Code, or (b) ensure that the incentive units granted under the Plan are treated as profits interests for all United States federal income tax purposes.

Incentive Units Award Agreements

In April 2021, Old GRIID authorized and approved, and Equity Plan LLC issued, incentive units to Mr. Hamilton. The incentive units, which are treated as profits interest, are a type of unit in Equity Plan LLC and, accordingly, in connection with the Merger were treated like other units in Old GRIID with respect to the consideration received as part of the Merger, subject to certain forfeiture restrictions for the Merger consideration received in exchange for unvested incentive units.

Mr. Wallander was issued an award of 125,000 incentive units, pursuant to an incentive unit award agreement between Mr. Wallander and Equity Plan LLC and the terms and conditions of the limited liability company agreement of Equity Plan LLC. The incentive unit award agreement provides for a profits interest threshold amount of $353,790.51 in the aggregate. Pursuant to the incentive unit award agreement, 1/4th of the incentive units vested on February 8, 2022 and 1/36th of the incentive units shall vest monthly thereafter, subject to Mr. Wallander’s continuous service to Equity Plan LLC, Old GRIID or any direct or indirect subsidiary of Old GRIID through each applicable vesting date. In the event of Mr. Wallander’s termination of service, any unvested incentive units will be forfeited to Equity Plan LLC.

Potential Payments Upon Termination or Change in Control

As of December 31, 2022, James D. Kelly III was not entitled to any payments or benefits from Old GRIID in connection with any termination of employment or a change in control of the Company.

Mr. Hamilton’s letter agreement provides for severance benefits upon a termination of his employment by Old GRIID without “cause” (as such term is defined in his letter agreement) subject to execution of a general release of claims and return of company property. The severance benefit is a cash payment equal to (i) four weeks’ base salary in effect at the time of termination in the event that such termination occurs within the first year of employment, or (ii) two weeks’ base salary in effect at the time of termination in the event such termination occurs after the first year of employment.

Other Benefits

Old GRIID provided welfare benefits that are available to all of its employees, including the named executive officers, including health, dental, life, vision and disability insurance.

Old GRIID did not maintain a 401(k) plan.

Old GRIID did not maintain any defined benefit pension plans or nonqualified deferred compensation plans.

Non-employee Director Compensation

Mr. Kelly was the sole manager of Old GRIID. Old GRIID did not pay any additional compensation to Mr. Kelly for serving as the sole manager of Old GRIID.

Post-Merger Executive Compensation

We are currently developing an executive compensation program that is designed to align compensation with our business objectives and the creation of stockholder value, while enabling us to attract, retain, incentivize and reward individuals who contribute to our long-term success. Decisions on the executive compensation program will be made by our compensation committee.

2023 Omnibus Incentive Compensation Plan

The GRIID Infrastructure Inc. 2023 Omnibus Incentive Compensation Plan (the “2023 Plan”), which was approved by our stockholders, became effective upon the closing of the Merger.

The following principal features summary does not purport to be a complete description of all of the provisions of our 2023 Plan. It is qualified in its entirety by reference to the complete text of the 2023 Plan, which was filed as Exhibit 10.21 to this Annual Report on Form 10-K and is incorporated herein by reference.

Eligibility

Employees and consultants of the Company and its affiliates are eligible to receive awards under the incentive plan, including all of our executive officers and all other current and future employees and consultants. Non-employee directors (currently there are six) are also eligible to receive awards under the incentive plan. Incentive stock options (“ISOs”), however, may only be granted to employees of the Company and its corporate subsidiaries.

Administration

We will bear all expenses of the incentive plan and our compensation committee will administer the plan. The compensation committee has the authority to grant awards to such eligible persons and upon such terms and conditions (not inconsistent with the provisions of the incentive plan) as it may consider appropriate. Among the compensation committee’s powers is the authority to (i) determine the form, amount and other terms and conditions of awards; (ii) clarify, construe or resolve any ambiguity in any provision of the incentive plan or any award agreement; (iii) amend the terms of outstanding awards, subject to the grantee’s consent in certain cases and the incentive plan’s prohibitions against repricing of awards without stockholder approval; and (iv) adopt such rules, forms, instruments and guidelines for administering the incentive plan as the compensation committee deems necessary or proper. The compensation committee may delegate any or all of its administrative authority to one or more of our officers, except with respect to awards to non-employee directors and executive officers, including executive officers who are subject to Section 16 of the Exchange Act. Based on service, performance and/or other factors or criteria, the compensation committee may, after the grant of an award, accelerate the vesting of all or any part of the award. Notwithstanding the foregoing, any exercise of discretion regarding awards for non-employee directors must be approved by our board of directors.

Share Counting Provisions

Shares of common stock covered by an award shall only be counted as used to the extent actually used. A share of common stock issued in connection with an award under the incentive plan shall reduce the total number of shares of common stock available for issuance under the incentive plan by one; provided, however, that, upon settlement of a stock appreciation right (“SAR”), the total number of shares available for issuance under the incentive plan shall be reduced by the gross number of shares underlying the portion of the SAR that is exercised. If any award under the incentive plan terminates without the delivery of shares of common stock, whether by lapse, forfeiture, cancellation or otherwise, the shares of common stock subject to such award, to the extent of any such termination, shall again be available for grant under the incentive plan. Notwithstanding the foregoing, upon the exercise of any such award granted in tandem with any other awards, such related awards shall be cancelled to the extent of the number of shares of common stock as to which the award is exercised, and such number of shares shall no longer be available for awards under the incentive plan. If any shares subject to an award granted under the incentive plan are withheld or applied as payment in connection with the exercise of such award or the withholding or payment of taxes related thereto or separately surrendered by the participant for any such purpose, such returned shares of common stock will be treated as having been delivered for purposes of determining the maximum number of shares remaining available for grant under the incentive plan and shall not again be treated as available for grant under the incentive plan. The number of shares available for issuance under the incentive plan may not be increased through the purchase of shares on the open market with the proceeds obtained from the exercise of any options or purchase rights granted under the incentive plan. Notwithstanding the foregoing, however, in the case of any substitute award granted in assumption of or in substitution for an equity award issued by an acquired entity, shares delivered or deliverable in connection with such substitute award shall not be counted against the number of shares reserved under the incentive plan (to the extent permitted by applicable stock exchange rules), and available shares of stock under a stockholder-approved plan of an acquired entity (as appropriately adjusted to reflect the transaction) also may be used for awards under the incentive plan, and shall not reduce the number of shares otherwise available under the incentive plan (subject to applicable stock exchange requirements).

If a dividend or other distribution (whether in cash, shares or other property) (excluding ordinary dividends or distributions), recapitalization, forward or reverse stock split, subdivision, consolidation or reduction of capital, reorganization, merger, consolidation, scheme of arrangement, split-up, spin-off or combination involving us or the repurchase or exchange of shares of our common stock or other securities, or other rights to purchase shares of our securities or other similar transaction or event, affects our shares of common stock such that the compensation committee determines that an adjustment is appropriate in order to prevent dilution or enlargement of the benefits (or potential benefits) provided to grantees under the incentive plan, the compensation committee shall make an equitable change or adjustment as it deems appropriate in the number and kind of securities that may be issued pursuant to awards under the incentive plan, the per individual limits on the awards that can be granted in any calendar year and any outstanding awards and the related exercise prices (as defined below) relating to any such awards, if any.

Share Limits

Under the terms of the incentive plan, the maximum number of shares of common stock reserved for delivery in settlement of awards shall be an aggregate of 4,000,000 shares of our common stock. The total number of shares of common stock that may be delivered pursuant to the exercise of ISOs granted under the incentive plan may not exceed 4,000,000 shares.

Generally, no grantee (other than a non-employee director) may be granted in a single calendar year awards under the incentive plan denoted in shares with respect to more than 500,000 shares (twice that limit for awards granted in the year in which the grantee (other than a non-employee director) first commences employment or service). The maximum potential value of awards under the incentive plan denoted in dollars that may be granted in a single calendar year to any grantee (other than a non-employee director) may not exceed $2,500,000 (twice that limit for awards granted to a grantee (other than a non-employee director) in the year in which the grantee first commences employment or service). A non-employee director may not be granted awards under the incentive plan in a single calendar year that, taken together with any cash fees paid for the director’s service as a director during the year, exceeds $2,500,000 in total value (calculating the value of such awards based on the grant date fair value for financial accounting purposes.

Types of Awards

The incentive plan permits the grant of any or all of the following types of awards to grantees: (i) stock options, including non-qualified options and ISOs; (ii) SARs; (iii) restricted stock; (iv) deferred stock and restricted stock units; (v) performance units and performance shares; (vi) dividend equivalents; and (vii) other stock-based awards.

Generally, awards under the incentive plan are granted for no consideration other than prior and/or future services. Awards granted under the incentive plan may, in the discretion of the compensation committee, be granted alone or in addition to, in tandem with or in substitution for, any other award under the incentive plan or any other plan of ours; provided, however, that if a SAR is granted in tandem with an ISO, the SAR and ISO must have the same grant date and term, and the exercise price of the SAR may not be less than the exercise price of the related ISO. The material terms of each award will be set forth in a written or electronic award agreement between the grantee and the Company. The agreements will specify when the award may become vested, exercisable or payable. No right or interest of a participant in any award will be subject to any lien, obligation or liability of the participant. The laws of the State of Delaware govern the incentive plan. The incentive plan is unfunded, and we will not segregate any assets for grants of awards under the incentive plan. The incentive plan is not subject to the Employee Retirement Income Security Act of 1974, as amended (“ERISA”).

Other than awards excluded from the minimum vesting requirement as set forth herein, no award may be granted under the incentive plan that will be eligible to vest earlier than 12 months after the date of grant and/or have a performance period of less than 12 months. Notwithstanding the foregoing, awards that result in the issuance of an aggregate of up to 5% of the shares of our common stock available under the incentive plan may be granted without regard to such minimum vesting requirements. The foregoing restrictions do not limit the compensation committee’s authority to accelerate, or provide for the acceleration of, the vesting of all or any part of any award granted under the incentive plan.

Stock Options and SARs

The compensation committee is authorized to grant SARs and stock options (including ISOs, except that an ISO may only be granted to an employee of ours or one of our parent or subsidiary corporations). A stock option allows a grantee to purchase a specified number of our shares at a predetermined price per share (the “Option Exercise Price”) during a fixed period measured from the date of grant. A SAR entitles the grantee to receive the excess of the fair market value of a specified number of shares on the date of exercise over a predetermined exercise price per share (the “SAR Exercise Price”). The Option Exercise Price or SAR Exercise Price will be determined by the compensation committee and set forth in the award agreement, but neither may be less than the fair market value of a share on the grant date (110 percent of the fair market value in case of certain ISOs or SARs granted in tandem with certain ISOs).

The term of each option or SAR is determined by the compensation committee and set forth in the award agreement, except that the term may not exceed ten years (five years in case of certain ISOs or SARs granted in tandem with certain ISOs). Options may be exercised by payment of the purchase price through one or more of the following means: payment in cash (including personal check or wire transfer), or, with the approval of the compensation committee, by delivering shares of common stock previously owned by the grantee, by the withholding of shares of common stock to be acquired upon the exercise of such option or by delivering restricted shares of common stock. The compensation committee may also permit a grantee to pay the Option Exercise Price through the sale of shares acquired upon exercise of the option through a broker-dealer to whom the grantee has delivered irrevocable instructions to deliver sales proceeds sufficient to pay the purchase price to us. In the case of ISOs, the aggregate fair market value (determined as of the date of grant) of common stock with respect to which an ISO may become exercisable for the first time during any calendar year cannot exceed $100,000; and if this limitation is exceeded, the ISOs which cause the limitation to be exceeded will be treated as nonqualified options. No participant may be granted SARs in tandem with ISOs, which are first exercisable in any calendar year for shares of Company stock having an aggregate fair market value (determined as of the date of grant) that exceeds $100,000.

Restricted Shares

The compensation committee may award restricted shares consisting of shares of common stock which remain subject to a risk of forfeiture and may not be disposed of by grantees until certain restrictions established by the compensation committee lapse. The vesting conditions may be service-based (i.e., requiring continuous service for a specified period) or performance-based (i.e., requiring achievement of certain specified performance objectives) or both. Unless the award agreement eliminates such rights, a grantee receiving restricted shares will have the right to vote the restricted shares and to receive any dividends payable on such restricted shares if and at the time the restricted shares vest (such dividends to either be deemed reinvested into additional restricted shares subject to the same terms as the restricted shares to which such dividends relate or accumulated and paid in cash when the restricted shares vest). Upon termination of the grantee’s affiliation with us during the restriction period (or, if applicable, upon the failure to satisfy the specified performance objectives during the restriction period), the restricted shares will be forfeited as provided in the award agreement.

Restricted Stock Units and Deferred Stock

The compensation committee may also grant restricted stock unit awards and/or deferred stock awards. A deferred stock award is the grant of a right to receive a specified number of our shares of common stock at the end of specified deferral periods or upon the occurrence of a specified event. A restricted stock unit award is the grant of a right to receive a specified number of our shares of common stock upon lapse of a specified forfeiture condition (such as completion of a specified period of service or achievement of certain specified performance objectives). If the service condition and/or specified performance objectives are not satisfied during the restriction period, the award will lapse without the issuance of the shares underlying such award.

Restricted stock units and deferred stock awards carry no voting or other rights associated with stock ownership. Unless the agreement eliminates such rights, however, a grantee receiving restricted stock units or deferred stock will receive dividend equivalents with respect to restricted stock units or deferred stock, and such dividend equivalents will either be deemed to be reinvested in additional shares of restricted stock units or deferred stock subject to the same terms as the shares of restricted stock or deferred stock to which such dividend equivalents relate or accumulated and paid in cash only if the related restricted stock units or deferred stock becomes vested and payable.

Performance Units

The compensation committee may grant performance units, which entitle a grantee to cash or shares of common stock conditioned upon the fulfillment of certain performance conditions and other restrictions as specified by the compensation committee and reflected in the award agreement. The compensation committee will determine the terms and conditions of such awards, including performance and other restrictions placed on these awards, which will be reflected in the award agreement.

Performance Shares

The compensation committee may grant performance shares, which entitle a grantee to a certain number of shares of common stock, conditioned upon the fulfillment of certain performance conditions and other restrictions as specified by the compensation committee and reflected in the award agreement. The compensation committee will determine the terms and conditions of such awards, including performance and other restrictions placed on these awards, which will be reflected in the award agreement.

Dividend Equivalents

The compensation committee is authorized to grant, either alone or in conjunction with any award other than stock options or SARs, dividend equivalents, which provide a grantee the right to receive payment equal to the dividends paid on a specified number of our shares. Dividend equivalents may be paid directly to grantees upon vesting or may be deferred for later delivery under the incentive plan. If deferred, such dividend equivalents may be credited with interest or may be deemed to be invested in our shares, other awards or in other property. No dividend equivalents may be granted in conjunction with any grant of stock options or SARs.

Other Stock-Based Awards

In order to enable us to respond to material developments in the area of taxes and other legislation and regulations and interpretations thereof, and to trends in executive compensation practices, the incentive plan also authorizes the compensation committee to grant awards that are valued in whole or in part by reference to or otherwise based on shares of our common stock. The compensation committee determines the terms and conditions of such awards, including consideration paid for awards granted as share purchase rights and whether awards are paid in shares or cash.

Performance-Based Awards

The compensation committee may require satisfaction of pre-established performance goals, consisting of one or more business criteria and a targeted performance level with respect to such criteria, as a condition to awards being granted or becoming exercisable or payable under the incentive plan, or as a condition to accelerating the timing of such events. Any applicable performance measure may be applied on a pre- or post-tax basis. An award that is intended to become exercisable, vested or payable on the achievement of performance conditions means that the award will not become exercisable, vested or payable solely on mere continued employment or service. However, such an award, in addition to performance conditions, may be subject to continued employment or service by the participant. Notwithstanding the foregoing, the vesting, exercise or payment of an award (other than a performance-based award) can be conditioned on mere continued employment or service.

Settlement of Awards

Awards generally may be settled in cash, shares of our common stock, other awards or other property, in the discretion of the compensation committee to the extent permitted by the terms of the incentive plan.

Change of Control

If there is a merger or consolidation of the Company with or into another corporation or a sale of substantially all of our shares or assets (a “Corporate Transaction”) that results in a Change in Control (as defined in the incentive plan), and the outstanding awards are not assumed by the surviving company (or its parent company) or replaced with economically equivalent awards granted by the surviving company (or its parent company), the compensation committee will cancel any outstanding awards that are not vested and nonforfeitable as of the consummation of such Corporate Transaction (unless the compensation committee accelerates the vesting of any such awards) and, with respect to any vested and nonforfeitable awards, the compensation committee shall either (i) allow all grantees to exercise options and SARs within a reasonable period prior to the consummation of the Corporate Transaction and cancel any outstanding options or SARs that remain unexercised upon consummation of the Corporate Transaction and/or (ii) cancel any or all of such outstanding awards (including options and SARs) in exchange for a payment (in cash, or in securities or other property) in an amount equal to the amount that the grantee would have received (net of the exercise price with respect to any options or SARs) if the vested awards were settled or distributed or such vested options and SARs were exercised immediately prior to the consummation of the Corporate Transaction. If an exercise price of the option or SAR exceeds the fair market value of our shares and the option or SAR is not assumed or replaced by the surviving company (or its parent company), such options and SARs will be cancelled without any payment to the grantee. If any other award is not vested immediately prior to the consummation of the Corporate Transaction, such award will be cancelled without any payment to the grantee. Additionally, outstanding time-based awards that are not assumed by the surviving company (or its parent company) or replaced with economically equivalent awards granted by the surviving company (or its parent company) shall vest and become non-forfeitable upon a Change in Control; outstanding time-based awards that are assumed by the surviving company (or its parent company) or replaced with economically equivalent awards granted by the surviving company (or its parent company) shall vest and become non-forfeitable upon the grantee’s retirement, death, disability, or termination without cause or for “good reason” (as defined in the incentive plan), in each case within two years after the Change in Control. Outstanding performance-based awards that are not assumed by the surviving company (or its parent company) or replaced with economically equivalent awards granted by the surviving company (or its parent company) shall be prorated and vest at target; outstanding performance-based awards that are assumed by the surviving company (or its parent company) or replaced with economically equivalent awards granted by the surviving company (or its parent company) shall be converted into time-based awards at target and will become vested and non-forfeitable upon the grantee’s retirement, death, disability, or termination without cause or for “good reason”, in each case within two years after the Change in Control. The foregoing actions are subject to compliance with Section 409A of the Code.

Amendment and Termination of the Incentive Plan

The incentive plan may be amended, suspended or terminated by our board of directors without further stockholder approval, unless such stockholder approval of any such amendment is required by law or regulation or under the rules of any stock exchange or automated quotation system on which our shares of common stock are then listed or quoted. An amendment will be contingent on approval of our stockholders if stockholder approval is required by applicable law or stock exchange listing standards, for example, any amendment to the incentive plan or any agreement that would (a) permit a repricing or decrease in the exercise price of any outstanding awards, (b) modify the requirements as to eligibility for participation in the incentive plan, or (c) increase the aggregate number of shares of common stock that may be issued under the incentive plan. In addition, subject to the terms of the incentive plan, no amendment or termination of the incentive plan may materially and adversely affect the right of a grantee under any outstanding award granted under the incentive plan without the participant’s consent.

Unless earlier terminated by our board of directors, the incentive plan will terminate when no shares of common stock remain reserved and available for issuance and no other awards remain outstanding or, if earlier, on the tenth anniversary of the adoption of the incentive plan by our board of directors.

Stockholder Rights

No grantee shall have any rights as a shareholder of GRIID until such award is settled by the issuance of common stock, other than awards for which certain voting and dividend rights or dividend equivalents may be granted.

Transferability

Generally, an award is non-transferable except by will or the laws of descent and distribution, and during the lifetime of the grantee to whom the award is granted, the award may only be exercised by, or payable to, the grantee. However, the compensation committee may provide that awards other than ISOs or a corresponding SAR that is related to an ISO may be transferred by a grantee to any permitted transferee (as defined in the incentive plan). Any such transfer will be permitted only if (i) the grantee does not receive any consideration for the transfer, (ii) the compensation committee expressly approves the transfer and (iii) the transfer is on such terms and conditions as are appropriate for the permitted transferee. The holder of the transferred award will be bound by the same terms and conditions that governed the award during the period that it was held by the grantee, except that such transferee may only transfer the award by will or the laws of descent and distribution.

No Repricing

Notwithstanding any other provision of the incentive plan, no option or SAR may be amended to reduce the exercise or grant price nor cancelled in exchange for other options or SARs with a lower exercise or grant price or shares or cash, without stockholder approval.

Compliance with Applicable Law

No award shall be exercisable, vested or payable except in compliance with all applicable federal and state laws and regulations (including, without limitation, tax and securities laws), any listing agreement with any stock exchange to which our Company is a party, and the rules of all domestic stock exchanges on which our shares may be listed.

No Employment Rights

Awards do not confer upon any individual any right to continue in the employ or service of GRIID or any affiliate or subsidiary.

Recoupment of Awards

The incentive plan provides that awards granted under the incentive plan are subject to any recoupment policy that we may have in place or any obligation that we may have regarding the clawback of “incentive-based compensation” under the Exchange Act or under any applicable rules and regulations promulgated by the SEC or other applicable law or the primary stock exchange on which our shares are listed.

Miscellaneous

Each grantee in the incentive plan remains subject to the securities trading policies adopted by our Company from time to time with respect to the exercise of options or SARs or the sale of shares of Company stock acquired pursuant to awards granted under the incentive plan. A grantee shall forfeit any and all rights under an award upon notice of termination by the Company or any affiliate for “Cause” as such term is defined in the incentive plan. Award agreements shall contain such other terms and conditions as the compensation committee may determine in its sole discretion (to the extent not inconsistent the incentive plan).

New Plan Benefits

The benefits that will be awarded or paid under the incentive plan are currently not determinable. The awards granted under the incentive plan will depend on the plan administrator’s actions and the fair market value of shares at various future dates and the plan administrator has not determined future awards or who might receive them. As a result, it is not possible to determine the benefits that executive officers and other employees and non-employee directors and consultants will receive if the incentive plan is approved by the stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of April 25, 2024, information regarding beneficial ownership of our capital stock by:

•
each person, or group of affiliated persons, known by us to beneficially own more than 5% of our common stock;
•
each of our named executive officers and directors; and
•
all of our executive officers and directors as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she, or it possesses sole or shared voting or investment power over that security. Under those rules, beneficial ownership includes securities that the individual or entity has the right to acquire, such as through the exercise of warrants, by June 24, 2024.

Shares subject to warrants that are currently exercisable or exercisable by May 31, 2024 are considered outstanding and beneficially owned by the person holding such warrants for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Except as noted by footnote, and subject to community property laws where applicable, based on the information provided to us, we believe that the persons and entities named in the table below have sole voting and investment power with respect to all shares shown as beneficially owned by them. Unless otherwise noted, the business address of each of our directors and executive officers is c/o GRIID Infrastructure Inc., 2577 Duck Creek Road, Cincinnati, OH 45212. The percentage of beneficial ownership is calculated based on 69,875,909 shares of common stock outstanding as of April 25, 2024.

Name and Address of Beneficial Owner (1)	Number of Shares	%
Five Percent Holders:
Griid Holdings, LLC (1)	29,586,702	42.34%
Blockchain Capital Solutions (US), Inc. (2)	6,561,629	9.39%
Adit EdTech Sponsor, LLC (3)	14,102,500	20.18%
GEM Global Yield LLC and affiliates (4)	4,608,309	6.19%

Directors and Named Executive Officers:
Cristina Dolan	7,500	* %
Michael W. Hamilton	704,954	1.01%
Sharmila Kassam	10,000	* %
James D. Kelly III (1)	29,586,702	42.34%
David L. Shrier (5)	550	* %
Neal Simmons	—	—%
Sundar Subramaniam	—	—%
Allan J. Wallander	459,346	* %
Thomas J. Zaccagnino (6)	4,175,129	5.98%
All Directors and Executive Officers as a group (13 individuals)	37,006,314	52.96%

* less than 1%

(1) Represents shares held by Griid Holdings, LLC. James D. Kelly III, a director and our Chief Executive Officer, is the sole member of this entity. Mr. Kelly has sole voting and/or investment power of the securities held by this entity and, as a result, is deemed to have beneficial ownership of the shares held by this entity.

(2) The address of this entity is Blockchain Capital Solutions (US), Inc. 251 Little Falls Drive, Wilmington, DE 19808.

(3) Includes 7,270,000 shares issuable upon the exercise of the Private Placement Warrants. The Sponsor is the record holder of these shares. John J. D’Agostino, Michael Block, Eric L. Munson, Elizabeth B. Porter and David L. Shrier are the five directors of the Sponsor’s board of directors and Mr. Schrier is a member of our board of directors. Any action by the Sponsor with respect to us or our shares, including voting and dispositive decisions, requires a vote of four out of the five directors of the board of directors. Under the so-called “rule of three,” because voting and dispositive decisions are made by four out of the five directors of the board of directors, none of the directors is deemed to be a beneficial owner of securities held by the Sponsor. Accordingly, none of the directors on the Sponsor’s board of directors are deemed to have or share beneficial ownership of the shares held by the Sponsor.

(4)Consists of (i) 77,286 shares of Common Stock held by GEM Global; (ii) 2,797,297 shares of Common Stock issuable to GEM Global upon draw down by the Company pursuant to the GEM Agreement; and (iii) 1,733,726 shares issuable upon the exercise of the GEM Warrant. Christopher F. Brown, as Manager of this GEM Global, has voting and/or investment power of the securities held by this GEM Global. Mr. Brown disclaims beneficial ownership of the shares held by this GEM Global except to the extent of his individual pecuniary interest therein. The address of GEM Global is 12C, rue Guillaume J. Kroll, L-1882 Luxembourg. Under the terms of the GEM Warrant, GYBL may not exercise the GEM Warrant to the extent such exercise would cause it, together with its affiliates, to beneficially own a number of shares of common stock which would exceed 9.99% of our then outstanding common stock following such exercise, excluding for purposes of such determination, common stock issuable upon exercise of the GEM Warrant which have not been exercised. Mr. Brown, as Manager of GYBL, has voting and/or investment power of the securities held by GYBL. Mr. Brown disclaims beneficial ownership of the shares held by GYBL except to the extent of his individual pecuniary interest therein. The address of GYBL is 3 Bayside Executive Park, West Bay Street & Blake Road, P.O. Box N-4875, Nassau, The Bahamas.

(5) Consists of (i) 100 shares held by David L. Shrier personally and (ii) 450 shares issuable upon exercise of warrants to purchase shares of Common Stock held by David L. Shrier personally. David L. Shrier holds, indirectly through an entity controlled by such individual, an equity interest in the Sponsor. John J. D’Agostino, Michael Block, Eric L. Munson, Elizabeth B. Porter and David L. Shrier are the five directors of the Sponsor’s board of directors. Any action by the Sponsor with respect to GRIID’s shares, including voting and dispositive decisions, requires a vote of four out of the five directors of the board of directors. Under the so-called “rule of three,” because voting and dispositive decisions are made by four out of the five directors of the board of directors, none of the directors is deemed to be a beneficial owner of securities held by the Sponsor. Accordingly, none of the directors on the Sponsor’s board of directors is deemed to have or share beneficial ownership of the shares held by the Sponsor.

(6) Includes 41,010 shares held by the Thomas J. Zaccagnino 2020 Irrevocable Trust. Mr. Zaccagnino is the grantor and trustee of such trust, with his children as the primary beneficiaries. As a result, Mr. Zaccagnino may be deemed to beneficially own such shares.

Changes in Control

See section titled “Potential Payments Upon Termination or Change in Control” above.

Equity Compensation Plan Information

The following table provides information with respect to the Company’s 2023 Plan as of December 31, 2023:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted- average exercise price of outstanding options, warrants and rights(1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))(2)
Equity compensation plans approved by the Company’s stockholders	—	—	4,000,000
Equity compensation plans not approved by the Company’s stockholders	—	—	—
Total	—	—	4,000,000

____________

Item 13. Certain Relationships and Related Transactions, and Director Independence.

We describe below transactions and series of similar transactions, since January 1, 2021, to which we were a party or will be a party, in which:

•
the amounts involved exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years; and
•
any of our directors, executive officers or beneficial holders of more than 5% of any class of our capital stock had or will have a direct or indirect material interest.

Other than as described below, there have not been, nor are there any currently proposed, transactions or series of similar transactions meeting this criteria to which we have been or will be a party other than compensation arrangements, which are described under “Executive Compensation.”

Related Party Transactions-Merger

Investor Rights Agreement

In connection with closing of the Merger on December 29, 2023, we, certain officers, directors, and stockholders of Adit prior to the Merger (the “Initial Stockholders”) and certain Old GRIID members entered into an investor rights agreement to provide for certain registration rights related to the shares of common stock and private placement warrants issued in connection with our initial public offering (the “Private Placement Warrants”). We agreed to, among other things, file within 30 days of closing a registration statement covering the resale of all securities registrable under the investor rights agreement.

The foregoing description of the investor rights agreement is not a complete description thereof and is qualified in its entirety by reference to the full text of the investor rights agreement, which is filed as Exhibit 10.2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Voting Agreement

Concurrently with the execution of the Merger Agreement on November 29, 2021, Adit entered into a Voting Agreement with James D. Kelly III, our Chief Executive Officer and Chair of our board of directors and Old GRIID’s managing member (the “Voting Agreement”), covering approximately 64.0% of Old GRIID’s membership units. The Voting Agreement required, among other things, that the member party thereto vote all of its membership units of Old GRIID in favor of, or execute written consents to approve, upon effectiveness of the registration statement on Form S-4 that we filed in connection with the Merger, the Merger and the other transactions contemplated by the Merger Agreement and against alternative transactions.

Lock-Up Agreement

The shares of common stock held by the Initial Stockholders, the Private Placement Warrants and any shares of common stock issued upon exercise of the Private Placement Warrants are each subject to transfer restrictions pursuant to lock-up provisions in the letter agreement, dated January 11, 2021, entered into by the Initial Stockholders and Adit management. Those lock-up provisions provide that such securities are not transferable or salable: (i) in the case of the shares held by the Initial Stockholders, until the earlier of (a) December 29, 2024 (one year after the completion of the Merger), (b) the last sale price of our common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Merger, or (c) the date on which we complete a liquidation, merger, stock exchange, reorganization or other similar transaction that results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property; and (ii) in the case of the Private Placement Warrants and the common stock underlying such warrants, January 28, 2024 (30 days after the completion of the Merger), except in each case: (a) to the Initial Stockholders, Adit’s officers, directors or industry advisors, or any affiliates or family members of any of the Initial Stockholders, Adit’s officers, directors or industry advisors, any members of Adit EdTech Sponsor, LLC (the “Sponsor”), or any affiliates of the Sponsor; (b) in the case of an individual, by gift to a member of one of the members of the individual’s immediate family or to a trust, the beneficiary of which is a member of one of the individual’s immediate family, an affiliate of such person or to a charitable organization; (c) in the case of an individual, by virtue of laws of descent and distribution upon death of the individual; (d) in the case of an individual, pursuant to a qualified domestic relations order; (e) by private sales or transfers made in connection with the consummation of a business combination at prices no greater than the price at which the shares or warrants were originally purchased; (f) by virtue of the laws of Delaware or the Sponsor’s limited liability company agreement upon dissolution of the Sponsor; or (g) in the event of our completion of a liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property subsequent to our completion of our initial business combination; provided, however, that in each case (except for clauses (f) and (g) or with our prior consent) these permitted transferees must enter into a written agreement agreeing to be bound by these transfer restrictions.

Other Related Party Transactions

The Sponsor of Adit, Adit EdTech Sponsor, LLC, is a special purpose vehicle affiliated with Adit Ventures, LLC (“Adit Ventures”). Adit Ventures, a New York-based investment adviser, was co-founded by Eric Munson, the previous chairman of Adit.

On October 23, 2020, the Sponsor purchased 5,750,000 shares of common stock for an aggregate purchase price of $25,000. On October 27, 2020, the Sponsor transferred 10,000 shares of common stock to each of Adit’s independent directors and 7,500 shares to each of Adit’s industry advisors at the shares’ original purchase price. On January 11, 2021, we effected a stock dividend to the Sponsor of 1,150,000 shares of our common stock, and as a result, the Sponsor held 6,832,500 shares, each of Adit’s independent directors currently held 10,000 shares, and each of Adit’s industry advisors held 7,500 shares, such that the Initial Stockholders owned an aggregate of 6,900,000 shares.

On January 14, 2021, simultaneously with the consummation of the initial public offering of Adit, we sold to the Sponsor an aggregate of 6,550,000 warrants at a price of $1.00 per warrant, resulting in gross proceeds of $6,550,000. On January 15, 2021, the underwriters in the initial public offering exercised their over-allotment option in full, and on January 19, 2021, we sold to the Sponsor an additional 720,000 warrants at a price of $1.00 per warrant, resulting in gross proceeds of $720,000.

We paid the Sponsor or its affiliate a total of $10,000 per month for office space, utilities, secretarial support and administrative services. Upon the closing of the Merger, we ceased paying these monthly fees. During the year ended December 31, 2021, we paid the Sponsor $120,000. For each of calendar years 2022 and 2023, we deferred payment of $120,000 for a total of $240,000 in accrued fees which were paid at or around the closing of the Merger.

None of Adit’s Initial Stockholders, the Sponsor or Adit’s management team or any of their respective affiliates were reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations.

On April 17, 2021, Old GRIID entered into an engagement letter, which was amended on November 14, 2022, and an incentive unit award agreement (together, the “consulting agreements”) with Deucalion Partners, LLC (“Deucalion”), an entity affiliated with John D’Agostino, Adit’s Chief Financial Officer. Pursuant to the consulting agreements, Old GRIID agreed to pay to such entity $400,000 and grant such entity units representing a 0.5% profits interest in Old GRIID. The cash payment was paid at or around the closing of the Merger. Upon the closing of the Merger, Deucalion’s profits interests were converted into 442,100 shares of our common stock representing approximately 0.67% of our issued and outstanding shares of common stock.

In late July 2021, Adit and Old GRIID entered into conflict waivers with each of Deucalion, Aequum Law, LLC and Troutman Pepper Hamilton Sanders LLP with respect to any potential transaction between Old GRIID and Adit.

On October 23, 2020, Adit issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which Adit may borrow up to an aggregate principal amount of $150,000. The Promissory Note was non-interest bearing was repaid by Adit on July 28, 2021.

On August 6, 2021, Adit issued an unsecured promissory note to the Sponsor in connection with a working capital loan made by the Sponsor to Adit pursuant to which Adit may borrow up to $300,000 in the aggregate. On March 12, 2023, the Company issued an amended and restated promissory note to the Sponsor. The amended and restated promissory note (the “Sponsor Note”) increases the maximum aggregate amount of advances and readvances permitted from $300,000 to $1,000,000. The Sponsor Note is convertible at the election of the Sponsor at a conversion price of $1.00 per Warrant into Warrants to purchase shares of our common stock. No interest shall accrue on the unpaid balance of the Sponsor Note. The current balance outstanding under the Sponsor Note is $502,683.

We have entered into agreements with each of our current officers and directors to provide contractual indemnification in addition to the indemnification provided for in our second amended and restated certificate of incorporation.

Adit’s Initial Stockholders and holders of the Private Placement Warrants have registration rights to require us to register a sale of any shares of common stock and Private Placement Warrants held by them and the shares of commons stock issuable upon exercise of the Private Placement Warrants pursuant to the investor rights agreement.

On October 9, 2022, we entered into a settlement and release agreement with Old GRIID (and its affiliates) and Blockchain Access (and certain of its affiliates), pursuant to which Blockchain Access waived any potential defaults under the Third Amended and Restated Credit Agreement with Blockchain Access (the “Prior Credit Agreement”) between Old GRIID and Blockchain Access UK Limited (“Blockchain Access”), and the parties agreed to release each other from any claims related to the prior credit agreement. Also on October 9, 2022, Old GRIID and Blockchain Access entered into the Fourth Amended and Restated Credit Agreement with Blockchain Access (the “credit agreement”), which provided for a restructured senior secured term loan (the “loan”) in the amount of $57,433,360, which represents the outstanding obligations under the Third Amended and Restated Credit Agreement with Blockchain Access (the “prior credit agreement”) after giving effect to the credit agreement. In connection with the execution of the credit agreement, Old GRIID issued a warrant to an affiliate of Blockchain Access (the “Blockchain Warrant”), Blockchain Capital Solutions (US) Inc., which was automatically exercised immediately prior to the closing of the Merger for an exercise price of $0.01 into 6,561,629 shares of our common stock, representing 10% of our issued and outstanding shares of common stock as of such time.

On January 13, 2023, in connection with the extension of the date by which we were required to complete our initial business combination, we issued an unsecured promissory note to Old GRIID pursuant to which we were permitted to borrow up to $900,000 in the aggregate. On July 12, 2023, in connection with the extension of the date by which we were required to complete our initial business combination, we issued an unsecured amended and restated promissory note to Old GRIID pursuant to which we were permitted to borrow up to $1,800,000 in the aggregate. The note is interest-bearing, at a rate per annum equal to the Applicable Federal Rate set forth by the Internal Revenue Service pursuant to Section 1274(d) of the Code. At the Closing, the note was cancelled in full. As a result, no principal or interest was paid. No amounts remain outstanding under the unsecured promissory note.

Old GRIID Employment Agreements

Old GRIID entered into employment agreements with each of its executive officers other than Mr. Kelly. These agreements provided for at-will employment for no specified period and provided for an initial base salary and bonus target. Old GRIID also entered into customary confidentiality, non-competition, and assignment of inventions agreements with each executive officer. Additional information regarding employment agreements with Old GRIID’s named executive officers is discussed under the section titled “Executive Compensation.”

Old GRIID Executive Officer Financings

On September 2, 2022, GRIID Infrastructure LLC, a wholly owned subsidiary of Old GRIID (“GRIID LLC”), issued a promissory note to Dwaine Alleyne, the Chief Technology Officer of Old GRIID, in exchange for a loan of $250,000. In connection with the promissory note issued to Mr. Alleyne, Old GRIID issued a warrant to Mr. Alleyne exercisable for 8,616 Class B Units of Old GRIID. Mr. Alleyne exercised the warrant immediately prior to the closing of the Merger for 41,010 shares of our common stock representing 0.0625% of shares of our issued and outstanding common stock at such time.

Eagle Creek and HDP Agreement

On August 31, 2021, Old GRIID, through its wholly owned subsidiary Data Black River LLC (“Data Black River”) entered into a development and operation agreement (the “HDP Agreement”) with Helix Digital Partners, LLC (“HDP”), an affiliate of Eagle Creek Renewable Energy (“Eagle Creek”). Neal Simmons, who is a member of our board of directors, is the current President and Chief Executive Officer of Eagle Creek. Pursuant to the HDP Agreement, Data Black River provides services for the development and operation of a bitcoin mining facility located within the premises of HDP in Watertown, New York. In connection with the HDP Agreement, HDP and an affiliate of HDP have entered into a power purchase agreement, pursuant to which such affiliate has agreed to supply up to 20MW of power to the bitcoin mining facility located with the HDP premises. Data Black River receives a monthly fee for the performance of its services as well as a percentage of the bitcoin mined during each month. HDP receives a monthly fee for each MW of power supplied to the premises for bitcoin mining as well as a percentage of the bitcoin mined each month. The HDP Agreement has an initial term of three years and thereafter automatically renews for successive one-year periods unless terminated by either party in accordance with the terms of the HDP Agreement. Eagle Creek contributed $1.0 million to the project, comprised of $0.3 million in cash and its existing mining assets valued at $0.7 million. Old GRIID contributed the remaining $4.0 million of the development budget of $5.0 million.

Bridge Loan Transactions

On November 22, 2023, GRIID LLC entered into a one-year unsecured bridge loan for $250,000 (the “Trust Loan”) with the Sue Ann Zaccagnino 2020 Irrevocable Trust (the “Trust”). Sue Ann Zaccagnino is the trustee to the Trust and is the mother of Thomas Zaccagnino, one of our directors. The Trust Loan bears an interest at a rate of 15% and is set to mature on November 21, 2024. No principal or interest has been paid on the Trust Loan to date. As of March 31, 2024, the outstanding balance on the Trust Loan is $263,356.16.

On November 23, 2023, GRIID LLC entered into a one-year unsecured bridge loan for $130,000 (the “Oldfather Loan”) with Ray W. Oldfather, the father-in-law of Thomas Zaccagnino, one of our directors. The Oldfather Loan bears an interest at a rate of 15% and is set to mature on November 22, 2024. No principal or interest has been paid on the Oldfather Loan to date. As of March 31, 2024, the outstanding balance on the Oldfather Loan is $136,838.36.

Director and Executive Officer Compensation

Please see “Executive Compensation” for information regarding the compensation of our directors and executive officers.

Policies and Procedures for Related Party Transactions

Our board of directors has adopted a written related party transaction policy. This written policy regarding related party transactions provides that a related party transaction is a transaction, arrangement or relationship or any series of similar transactions, arrangements or relationships, in which we are a participant and in which a related person has, had or will have a direct or indirect material interest and in which the aggregate amount involved exceeds $120,000.

Our policy also provides that a related person means any of our executive officers and directors (including director nominees), in each case at any time since the beginning of our last fiscal year, or holders of more than 5% of any class of our voting securities and any member of the immediate family of, or person sharing the household with, any of the foregoing persons. Our audit committee has the primary responsibility for reviewing and approving or disapproving related party transactions. In addition to our policy, our audit committee charter provides that our audit committee shall review and approve or disapprove any related party transactions.

All related party transactions described in this section occurred prior to adoption of our formal, written policy described above, and therefore these transactions were not subject to the approval and review procedures set forth in the policy.

Indemnification Agreements

We have entered and intend to continue to enter into indemnification agreements with each of our directors and officers. These indemnification agreements may require us, among other things, to indemnify our directors and officers for some expenses, including attorneys’ fees, judgments, fines and settlement amounts incurred by a director or officer in any action or proceeding arising out of his or her service as one of our directors or officers, or any of our subsidiaries or any other company or enterprise to which the person provides services at our request.

Director Independence

We adhere to the rules of the Nasdaq in determining whether a director is independent. We have undertaken a review of the independence of our directors and determined that each of our directors other than Messrs. Kelly, Shrier and Simmons qualify as “independent directors,” as defined under the rules of Nasdaq and Cboe Canada, and our board of directors consists of a majority of “independent directors,” as defined under the rules of the SEC, Nasdaq, and Cboe Canada relating to director independence requirements. In addition, we are subject to the rules of the SEC, and Cboe Canada, relating to the membership, qualifications, and operations of the audit committee, as discussed below.

Item 14. Principal Accountant Fees and Services.

Policy on Audit Committee Pre-Approval of Audit and Permitted Non-Audit Services of Independent Auditors

Our audit committee is responsible for appointing, approving fees and overseeing the working of the Company’s independent registered public accounting firm. As part of this responsibility, the audit committee has established a policy to pre-approve all audit and permissible non-audit services provided by the independent registered accounting firm for the purpose of maintaining the independence of our independent auditor. We may not engage our independent auditor to render any audit or non-audit service unless either the service is approved in advance by the audit committee, or the engagement to render the service is entered into pursuant to the audit committee’s pre-approval policies and procedures.

The following table shows the aggregate fees paid or accrued by the Company to our independent auditor, RSM US LLP for the audit and other services provided in fiscal year 2023 and fiscal year 2022:

	2023	2022
Audit Fees	$884,100	$742,875
Audit-related Fees	310,275	231,000
Tax Fees	-	-
Total	$1,194,375	$973,875

Audit Fees. Audit fees in fiscal year 2023 and fiscal year 2022 consist of for fees billed for the audit of our annual financial statements and the review of the interim financial statements.

Audit-Related Fees. Audit-related fees in fiscal year 2023 and fiscal year 2022 consist of fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements. This category includes fees related to the performance of audits and attest services not required by statute or regulations, audits of the Company’s benefit plans, and additional compliance procedures related to performance of the review or audit of the Company’s financial statements, and accounting consultations about the application of generally accepted accounting principles to proposed transactions. These services support the evaluation of the effectiveness of internal controls.

Tax Fees. Tax fess in fiscal year 2023 and fiscal year 2022 consist of the aggregate fees billed for professional services rendered for tax compliance, tax advice, and tax planning services.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

3.
Exhibits

Exhibit No.	t	Description

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

10.33#

Deposit Account Control Agreement ("DACA") - Customers Account (incorporated by reference to Exhibit 10.33 to GRIID Infrastructure Inc.’s Annual Report on Form 10-K (File No. 001-39872, for the year ended December 31, 2023).

10.34#

Deposit Account Control Agreement ("DACA") - Coinbase Account (incorporated by reference to Exhibit 10.34 to GRIID Infrastructure Inc.’s Annual Report on Form 10-K (File No. 001-39872, for the year ended December 31, 2023).

21.1#	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to GRIID Infrastructure Inc.’s Current Report on Form 8-K (File No. 001-39872), filed with the SEC on January 2, 2024).

24.1#	Power of Attorney (incorporated by reference to Exhibit 24.1 to GRIID Infrastructure Inc.’s Annual Report on Form 10-K (File No. 001-39872, for the year ended December 31, 2023).

31.1#

Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.1 to GRIID Infrastructure Inc.’s Annual Report on Form 10-K (File No. 001-39872, for the year ended December 31, 2023).

31.2#

Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.2 to GRIID Infrastructure Inc.’s Annual Report on Form 10-K (File No. 001-39872, for the year ended December 31, 2023).

32.1#

Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to GRIID Infrastructure Inc.’s Annual Report on Form 10-K (File No. 001-39872, for the year ended December 31, 2023).

32.2#

Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.2 to GRIID Infrastructure Inc.’s Annual Report on Form 10-K (File No. 001-39872, for the year ended December 31, 2023).

31.3	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

97.1#

GRIID Infrastructure Inc Dodd-Frank Clawback Policy (incorporated by reference to Exhibit 97.1 to GRIID Infrastructure Inc.’s Annual Report on Form 10-K (File No. 001-39872, for the year ended December 31, 2023).

101.INS±	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH±	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

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

# Incorporated by reference.

± Previously filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRIID Infrastructure Inc.

Date: April 26, 2024	By:	/s/ James D Kelly III
James D Kelly III
Chief Executive Officer