Form 10-Q
period 2024-03-31
GRIID Infrastructure Inc.
filed 2024-05-15
CIK 1830029

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-39872

GRIID INFRASTRUCTURE INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	85-3477678
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2577 Duck Creek Rd. Cincinnati, OH 45212	45212
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (513) 268-6185

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001 per share	GRDI	The Nasdaq Stock Market LLC
Redeemable Warrants, each whole warrant exercisable for one share of common stock at an exercise price of $11.50 per share	GRDI-W	The Nasdaq Stock Market LLC

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of May 15, 2024, the registrant had 71,375,909 shares of common stock, $1.00 par value per share, outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and the documents incorporated by reference herein contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include all matters that are not historical facts. In some cases, you can identify forward-looking statements by terminology such as “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “target,” “plan,” “expect,” or the negatives of these terms or variations of them or similar terminology. Such forward-looking statements include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth, strategies and the markets in which we operate. Such forward-looking statements are based on available current market material and management’s expectations, beliefs and forecasts concerning future events impacting us.

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

This list is not an exhaustive list of the factors that may affect any of our forward-looking statements. These and other factors should be considered carefully, and readers should not place undue reliance on our forward-looking statements. The forward-looking statements contained in this Quarterly Report are based on our current expectations and beliefs concerning future developments on the date the statements are made and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change, except as may be required under applicable law. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under Part I, Item 1A "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2023, and other filings that have been made or will be made with the Securities and Exchange Commission by us. The Company will not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

GRIID INFRASTRUCTURE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except unit amounts)

	March 31, 2024 (unaudited)	December 31, 2023
Assets
Current assets
Cash	$754	$2,851
Other receivables	2	40
Cryptocurrencies	775	142
Finance lease right-of-use asset, current	1	1
Prepaid expenses and other current assets	1,455	301
Total current assets	2,987	3,335
Restricted cash	323	323
Property and equipment, net	32,058	30,844
Operating lease right-of-use asset	2,200	2,262
Finance lease right-of-use asset	37	43
Long-term deposits	4,604	5,400
Total assets	$42,209	$42,207
Liabilities and Shareholders' deficit
Current liabilities
Accounts payable	$11,431	$12,902
Operating lease liability, current	219	222
Finance lease liability, current	6	6
Notes payable, net	3,507	2,737
Accrued expenses and other current liabilities	6,514	6,287
Total current liabilities	21,677	22,154
Notes payable, net	75,183	69,011
Payable to lessor – construction in progress	—	137
Warrant liability	471	3,838
Unearned grant revenue	195	195
Deferred tax liability	3,142	4,304
Operating lease liability	2,057	2,111
Finance lease liability	90	94
Total liabilities	102,815	101,844
Commitments and contingencies (See Note 14)
Shareholders deficit
Common Stock (0.0001 par value 100,000,000 authorized, 69,875,938 shares issued and outstanding at March 31, 2024 and 65,616,298 at December 31, 2023, respectively)	7	7
Additional Paid-In Capital	53,271	47,765
Accumulated deficit	(113,884)	(107,409)
Total shareholders deficit	(60,606)	(59,637)
Total liabilities and shareholders deficit	$42,209	$42,207

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GRIID INFRASTRUCTURE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenue
Cryptocurrency mining revenue, net of mining pool operator fees	$3,220	$1,614
Mining services revenue	2,601	2,781
Other revenue	—	63
Total revenue, net	5,821	4,458
Operating expenses
Cost of revenues (excluding depreciation and amortization)	3,488	3,340
Depreciation and amortization	1,094	1,571
Compensation and related taxes	2,249	1,999
Professional and consulting fees	1,911	1,155
General and administrative	1,301	654
Gain on extinguishment - non-debt related	—	(375)
Impairment of cryptocurrencies	—	48
Unrealized gain on fair value of cryptocurrency, net	(109)	—
Realized gain on sale of cryptocurrencies	(62)	(119)
Total operating expenses	9,872	8,273
Gain (loss) on disposal of property and equipment	—	1,198
Loss from operations	(4,051)	(2,617)
Other income (expense)
Change in fair value of warrant liability and warrant derivative	3,367	(1,790)
Interest expense, net	(6,955)	(6,594)
Total other income (expense)	(3,588)	(8,384)
Loss before income taxes	(7,639)	(11,001)
Income tax expense (benefit)	(1,161)	230
Net loss	$(6,478)	$(11,231)
Basic and diluted net loss per share	(0.10)	(0.21)
Basic and diluted weighted average number of shares outstanding	67,663,377	53,828,655

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GRIID INFRASTRUCTURE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(amounts in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31, 2024
			Additional		Total
	Common Stock		Paid-In	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2024, as converted	65,616,298	$7	$47,765	$(107,409)	$(59,637)
Unit-based compensation			9	—	9
Issuance of equity shares	4,259,640	—	5,497	—	5,497
Cumulative effect of change in accounting principle				3	3
Net loss				(6,478)	(6,478)
Balance, March 31, 2024	69,875,938	7	53,271	(113,884)	(60,606)

	Three Months Ended March 31, 2023
			Additional		Total
	Common Stock		Paid-In	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2023, as converted	43,376,782	$2,368	$—	$(90,680)	$(88,312)
Unit-based compensation				29	29
Net loss				(11,231)	(11,231)
Balance, March 31, 2023	43,376,782	2,368	—	(101,882)	(99,514)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GRIID INFRASTRUCTURE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(Unaudited)

	Three months ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(6,478)	$(11,231)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,094	1,571
Loss (gain) on disposal of property and equipment	—	(1,198)
Realized gain on sale of cryptocurrencies	(62)	(119)
Gain on fair value of bitcoin, net	(109)
Gain on extinguishment of leases	—	(375)
Change in fair value of warrant liability and embedded derivative liability	(3,367)	1,790
Impairment of cryptocurrencies	—	48
Non-cash interest expense	6,955	6,594
Unit-based compensation	9	29
Cryptocurrency mined, net	(3,468)	(1,874)
Changes in operating assets and liabilities:
Other receivables	38	(358)
Prepaid expenses and other current assets	(1,154)	(66)
Long term deposits	(212)	(459)
Operating lease right-of-use asset	63	58
Accounts payable	(1,473)	(387)
Accrued expenses and other current liabilities	227	228
Deferred tax liability	(1,162)	175
Operating lease liability	(57)	(52)
Finance lease liability	(3)	(8)
Net cash used in operating activities	(9,159)	(5,634)
Cash flows from investing activities:
Proceeds from the sale of cryptocurrencies	3,009	1,953
Purchases of property and equipment	(364)	(23)
Proceeds from disposal of property and equipment	—	1,577
Net cash provided by investing activities	2,645	3,507
Cash flows from financing activities:
Repayment of US dollar notes payable	(150)	—
Proceeds from issuance of US dollar notes payable and shareholder loans	—	3,375
Issuance of equity shares	4,567	—
Net cash provided by financing activities	4,417	3,375
Net increase in cash	(2,097)	1,248
Cash at beginning of period	3,174	969
Cash at end of period	$1,077	$2,217
Reconciliation of cash and restricted cash to the Consolidated Balance Sheet
Cash	$754	$1,894
Restricted Cash	323	323
Total cash and restricted cash	$1,077	$2,217
Supplemental non-cash disclosures:
Property and equipment purchases with equity shares	930	—
Amounts to be paid per the development and operation agreement	35	35
Right-of-use asset and lease liability associated with operating lease	—	72

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GRIID INFRASTRUCTURE INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements (Unaudited)

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

2. Liquidity and Financial Condition

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. Since its inception, the Company has incurred net losses. During the three months ended March 31, 2024 and 2023, respectively, the Company incurred net losses of $6,478 and $11,231, respectively. As of March 31, 2024, the Company had an accumulated deficit of $113,884.

As of March 31, 2024, the Company had cash and cash equivalents of $754 which are available to fund future operations. The ongoing viability of the Company is largely dependent on the future financial and operating performance of the Company. To date, the Company has, in large part, relied on debt financing to fund its operations. Management expects to continue to incur significant expenses for the foreseeable future while the Company makes investments to support its anticipated growth. The Company’s ability to continue is dependent upon bitcoin prices remaining at or above certain levels. Based upon current and historical volatility of bitcoin the Company is unable to be certain that it can profitably mine bitcoin to support its operations. As such, there exists substantial doubt about the Company’s ability to remain a going concern within one year after the date these consolidated financial statements were issued.

The Company has received $5,708 in draws related to the GEM facility (Note 10) as of May 15, 2024 and plans to draw the additional funds allowed per the agreement. The Company will have additional needs for capital in the next fiscal year. These additional needs might not be available to fund the Company's operations.

3. Basis of Presentation, Summary of Significant Accounting Policies and Recent Accounting

Pronouncements

Basis of Presentation and Principles of Consolidation

The Company’s unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP. The accompanying consolidated financial statements of the Company include the accounts of the Company and its wholly or majority owned and controlled subsidiaries. Consolidated subsidiaries’ results are included from the date the subsidiary was formed or acquired. Intercompany investments, balances and transactions have been eliminated in consolidation. Non–controlling interests represents the minority equity investment in the Company’s subsidiaries, plus the minority investors’ share of the net operating results and other components of equity relating to the non–controlling interest.

The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Amounts disclosed are in thousands except for share, per share, Bitcoin, and miner amounts, or as noted.

Unaudited Interim Financial Information

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of its financial position and its results of operations, change in shareholders’ deficit and cash flows. The accompanying consolidation balance sheet as of March 31, 2024 and 2023 are unaudited. The accompanying consolidated balance sheet as of December 31, 2023 was derived from audited annual financial statements but these unaudited notes do not contain all of the disclosure from the previously audited annual financial statements. The accompanying unaudited consolidated financial statements and related financial information should be read in conjunction with the audited financial statements and related notes thereto as of and for the year ended December 31, 2023.

During the three months ended March 31, 2024 and 2023, there were no significant changes to the Company’s significant accounting policies described in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2023.

Use of Estimates

The preparation of unaudited consolidated financial statements in conformity with U.S. GAAP requires management to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant items subject to such judgments, estimates and assumptions include revenue recognition, the useful lives and recoverability of long-lived assets, unit-based compensation expense, impairment analysis of indefinite lived intangibles, and the fair value of the Company’s warrant liability and embedded derivative liability. Actual results experienced by the Company may differ from those estimates.

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

As of March 31, 2024 and December 31, 2023, the financial assets or liabilities measured at fair value were the Company’s outstanding notes payable and warrant liability balances. The warrant liability associated with warrants issued in conjunction with the Company’s Third Amended and Restated Loan Agreement as well as the Fourth Amended and Restated Loan Agreement (see Note 11) is accounted for at fair value on a recurring basis with changes in fair value recognized in the consolidated statement of operations. Carrying amounts of the Company’s financial assets and liabilities, such as cash and cash equivalents, and accounts payable and accrued liabilities, is of approximate fair value due to the short-term nature of these instruments. The fair value of the Company’s debt approximates carrying value as it was recorded at fair value upon the Company’s extinguishment of debt (see Note 11).

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

The Company earns revenue under payout models determined by the mining pool operator. The payout model relevant to the Company during the three months ended March 31, 2024 and 2023, respectively, is referred to as Full Pay Per Share (“FPPS”) payout model. The Company notes that substantially all revenue recognized during the three months ended March 31, 2024 and 2023 was earned from providing hash computations to mining pool operators under the FPPS payout model.

The Company earns 5% of the generated cryptocurrency revenue that is earned under the Mining Services Agreement (see Note 13). The Company records revenue and expense from the arrangement on a gross basis, as the Company represents the principal in relation to the contract. Per the agreement, a $1,000 payment is made by the Customer one month in advance as a prepayment for the reimbursement of direct operating and electricity costs. Reimbursement payments are considered reimbursement revenues. Direct costs incurred and reimbursed are also recorded as cost of goods sold. The Company record its revenue related to the 5% revenue share of the generated cryptocurrency under the Mining Service Agreement on a gross basis under mining services revenue in the Statement of Operations.

The Company earns various revenues under a development and operation agreement with Helix Digital Partners, LLC (“HDP”). The Company generates cryptocurrency with a percentage to be paid to HDP the following month under the agreement. The Company could earn curtailment revenue under its development and operation agreement with HDP during months in which HDP curtails the supply of electricity to mines and sells the electricity to the market. The curtailment revenue represents compensation for forgone mining revenue. A management fee is also recognized in connection with this agreement. The Company records the revenues and expenses related to the is agreement on a gross basis. The management fee is recognized as mining services revenue, and revenue share amounts are recognized as other revenue.

Restricted Cash

As of March 31, 2024 and December 31, 2023, the Company has $323 of restricted cash related to a utility surety letter of credit.

Recently Issued Accounting Pronouncements

Recently Adopted

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2023-08, Intangible - Goodwill and Other - Crypto Assets (Subtopic 350-60) (“ASC 350-60”). ASC 350-60 requires entities with certain crypto assets to subsequently measure such assets at fair value, with changes in fair value recorded in net income in each reporting period. Crypto assets that meet all the following criteria are within the scope of the ASC 350-60: (1) (2) (3) (4) (5) (6) meet the definition of intangible assets as defined in the Codification do not provide the asset holder with enforceable rights to or claims on underlying goods, services, or other assets are created or reside on a distributed ledger based on blockchain or similar technology are secured through cryptography are fungible, and are not created or issued by the reporting entity or its related parties. In addition, entities are required to provide additional disclosures about the holdings of certain crypto assets. Bitcoin, which is the sole crypto asset mined by the Company, meets each of these criteria. For all entities, the ASC 350-60 amendments are effective for fiscal years beginning after December 15, 2024, including interim periods within those years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued (or made available for issuance). If an entity adopts the amendments in an interim period, it must adopt them as of the beginning of the fiscal year that includes that interim period. The Company has elected to adopt the new guidance effective January 1, 2024 resulting in a $3 cumulative-effect change to adjust the Company's bitcoin held on January 1, 2024 with the corresponding entry to beginning accumulated deficit.

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

ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 is intended to enhance reportable segment disclosures by requiring disclosures of significant segment expenses regularly provided to the chief operating decision maker (“CODM”), requiring disclosure of the title and position of the CODM and explanation of how the reported measures of segment profit and loss are used by the CODM in assessing segment performance and allocation of resources. ASU 2023-07 is effective for the Company for annual periods beginning after December 31, 2023. The Company does not expect the updated guidance to have a material impact on its disclosures.

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

GRIID Holdco accounted for the net assets acquired from Adit as a recapitalization. In connection with the reverse recapitalization, GRIID incurred approximately $21,140 of equity issuance costs, of which $6,107 has been paid as of May 15, 2024, consisting of advisory, legal, share registration and other professional fees. $2,225 of these fees represent underwriter fees incurred by Adit prior to the reverse recapitalization related to their IPO. These fees were recorded in additional paid-in capital as a reduction of proceeds.

5. Cryptocurrencies

The following table presents additional information about cryptocurrencies as follows:

	Three months ended March 31, 2024	Year-ended December 31, 2023
Beginning balance	$142	$51
Cumulative effect of change in accounting principle	$3	$—
Cryptocurrencies received from mining	3,220	9,137
Mining services revenue	255	844
Mining pool operating fees	(7)	(13)
Proceeds from sale of cryptocurrencies	(3,009)	(9,943)
Unrealized gain on fair value of cryptocurrency, net	62	—
Realized gain on sale of cryptocurrencies and consideration paid	109	351
Impairment of cryptocurrencies	—	(285)
Ending balance	$775	$142

Number of bitcoin held	$11.13	$3.44
Average cost basis - per bitcoin	$67,759	$41,537
Fair value - per bitcoin	69,689	42,288
Cost basis of bitcoin (in '000s)	754	142
Fair value of bitcoin (in '000s)	$775	$145

The cost basis represents the valuation of bitcoin at the time the Company earns the bitcoin through mining activities. The cost basis for 3 bitcoin held as of the adoption of ASC 350-60 was determined on the "cost less impairment " basis.

The following table presents information based on the activity of bitcoin for the three months ended March 31, 2024:

Balance as of December 31, 2023	$142
Cumulative effect of the adoption of ASC 350-60	3
Adjusted beginning balance, at fair value	145
Addition of bitcoin from mining activities	3,468
Bitcoin sold and issued for operations	(2,947)
Unrealized gains from fair value adjustments	109
Balance as of March 31, 2024	$775

The Company's bitcoin holdings are not subject to rehypothecation and do not serve as collateral for any existing loans or agreements. As of March 31, 2024, the Company held no other crypto currency. The cumulative realized gains from dispositions of bitcoin during the three months ended March 31, 2024 was $62.

6. Property and Equipment

Property and equipment, net consist of the following:

	Three months ended March 31, 2024	Year-ended December 31, 2023
Land	$422	$422
Assets not placed into service	1,671	831
Energy infrastructure	3,986	3,986
General infrastructure	12,214	12,214
IT infrastructure	838	824
Miners	17,251	15,802
Vehicle	76	76
Office furniture and equipment	343	343
Miner chip inventory	11,498	11,498
Gross property and equipment	$48,299	$45,996
Less: accumulated depreciation	(16,241)	(15,152)
Total property and equipment, net	$32,058	$30,844

Depreciation expenses related to property and equipment was $1,094 and $1,571 for three months ended March 31, 2024 and 2023, respectively.

For the three months ended March 31, 2024, the Company had no sales of certain property and equipment. For the three months ended March 31, 2023, the Company sold certain property and equipment for total proceeds of $1,577 resulting in a gain of $1,198.

7. Leases

The Company adopted the amendments to ASC 842 Leases, which require lessees to recognize lease assets and liabilities arising from operating leases on the balance sheet.

Finance and operating lease assets and lease liabilities are as follows:

Lease Classification	Classification	Three months ended March 31, 2024	Year-ended December 31, 2023
Assets
Current
Operating	Current assets	$—	$—
Finance	Current assets	1	1
Long-term
Operating	Long-term assets	2,200	2,262
Finance	Long-term assets	37	43
Total right-of-use assets		$2,238	$2,306
Liabilities
Current
Operating	Short-term lease liability	$219	$222
Finance	Short-term lease liability	6	6
Noncurrent
Operating	Long-term lease liability	2,057	2,111
Finance	Long-term lease liability	90	94
Total lease liabilities		$2,372	$2,433

The components of lease expense were as follows:

	Three Months Ended
	March 31, 2024	March 31, 2023
Operating lease expense	$109	$104
Finance lease expense
Amortization on ROU assets	9	35
Interest on lease liabilities	1	11
Short-term lease expense	15	15
Total lease expense	$134	$165

Other information related to leases was as follows:

	Three Months Ended
	March 31, 2024	March 31, 2023
Weighted average remaining lease term (in years)
Operating leases	7.6	8.5
Finance leases	1.7	2.7
Weighted average discount rate:
Operating leases	8.1%	8.1%
Finance lease	4.6%	4.6%

	Three Months Ended
	March 31, 2024	March 31, 2023
Cash paid for amounts included in measurement of lease liabilities
Operating cash flows from operating leases	$104	$103
Operating cash flows from finance leases	$2	$10
ROU assets obtained in exchange for lease obligations
Operating leases	$—	$72
Finance lease	$—	$—

Future minimum lease payments under non-cancellable leases as of March 31, 2024 were as follows:

Year	Operating Leases	Finance Leases
2024	$297	$6
2025	371	32
2026	367	65
2027	412	—
2028	412	—
Thereafter	1,220	—
Total future minimum lease payments	3,079	103
Less: imputed interest	(803)	(8)
Total	2,276	95
Plus: lease asset, current	—	1
Less: lease liability, current	(219)	(6)
Total long-term lease liability	$2,057	$90

8. Long-Term Deposits

	Three months ended March 31, 2024	Year-ended December 31, 2023
Deposits on property and equipment	$4,509	$5,305
Other long-term deposits	95	95
Total long-term deposits	$4,604	$5,400

9. Accrued Expenses and Other Current Liabilities

	Three months ended March 31, 2024	Year-ended December 31, 2023
Accrued professional fees	$315	$275
Accrued GEM facility commitment fee	4,000	4,000
Accrued contingency fee	187	199
Accrued wages and benefits	1,534	1,298
Other accrued expenses and other current liabilities	478	515
Total accrued expenses and other current liabilities	$6,514	$6,287

10. Debt and Warrants

The Company entered into several Amended and Restated Credit Agreements with a lender. The Company is required to ensure the Mined Currency on deposit in a Mined Currency Account with the lender is at all times greater than or equal to a value equal to 50% of all Mined Currency, excluding amounts used for operating expenses of the Company in the ordinary course of business or other purposes consented to in writing. As of March 31, 2024 and December 31, 2023, the Company had 0.0 BTC, respectively, deposited within its Mined Currency Account with the lender and are included in cryptocurrencies on the accompanying consolidated balance sheets. The debt was recorded at fair value. The difference between the fair value and the stated principal amount will be accreted to interest expense over the term of the debt and recorded as debt discount on the consolidated balance sheet, netted against notes payable.

The Company entered into a deposit account control agreement with Customers Bank on March 28, 2022 (the “DACA”), which, in the event the Company defaults on its repayment of the 4th A&R Loan Agreement, would allow Blockchain to assume control of the Company’s bank account only with regard to any funds remaining outstanding under the 4th A&R Loan Agreement. There has been no indications of default on the 4th A&R Loan Agreement.

The Company entered into an account control agreement with Coinbase on July 31, 2023 (the “DACA V2”), which, in the event the Company defaults on its repayment of the 4th A&R Loan Agreement, would allow Blockchain to assume control of the Company’s cryptocurrency account only with regard to any funds remaining outstanding under the 4th A&R Loan Agreement. There has been no indications of default on the 4th A&R Loan Agreement.

Throughout 2022 and 2023, the Company completed private placements (the “bridge financings”) with certain accredited investors pursuant to which the Company issued promissory notes in the aggregate principal face amount of $19,868 (the “promissory notes”) and a recognition of warrant liability of $18,135. The promissory notes have an interest rate of 15.0% per annum and effective interest rate of 22.5%. Subject to mandatory or optional repayment of the promissory notes, the outstanding principal amount of the promissory notes, together with all accrued and unpaid interest thereon, is due after one year of commencement (the “maturity date”). Pursuant to that certain share purchase agreement (the "GEM Agreement"), dated September 9, 2022, among GRIID Holdco LLC, Adit, Global Yield LLC SCS ("GYBL") and Gem Yield Bahamas Limited (the "Purchaser"), any proceeds the Company receives under the GEM Agreement must be used to repay $4.9 million in 2024 and $20.1 million in 2025. The promissory notes contain certain events of default, including, without limitation, non-payment, breaches of certain covenants of the Company, bankruptcy and insolvency of the Company, or if the Company commences dissolution proceedings or otherwise ceases operations of its business. If an event of default occurs, the promissory notes may become due and payable.

In connection with the bridge financings, the Company issued to accredited investors warrants to purchase an aggregate of 3.79% of the issued and outstanding units of the Company on a fully-diluted basis at an exercise price of $0.01 per unit. In connection with the closing of the Merger, such warrants were automatically converted into Class B Units of the Company immediately prior to the effective time of the Merger and then were subsequently exchanged for merger consideration (i.e. shares of common stock of New GRIID) equal to an aggregate of 2.51% of the issued and outstanding shares of common stock of New GRIID, on a fully diluted basis after giving effect to the Merger. Throughout 2023, the Company modified the notes to extend the dates for these bridge loans in the amount of $1,205. These notes were accounted for as a troubled debt restructuring. In December 2023, the Company modified a large portion of the bridge financing agreements to extend the terms out further to mature on June 30, 2025. These modifications also had additional warrants at various totals issued of 539,165 at an exercise price of $0.01 per unit. The Company recorded these modifications as debt extinguishment and recorded a loss on debt extinguishment of $25,081.

On September 8, 2022, the Company entered into the Purchase Agreement with GYBL and the Purchaser. Pursuant to the Purchase Agreement, beginning December 29, 2023 (the "Public Listing Date") and ending on the 3-year anniversary of the Public Listing Date, the Company will have the option to issue and sell to the Purchaser, and the Purchaser agrees to purchase from the Company common shares having an aggregate value of up to $200 million (the “Purchased Put”). The purchases and sales of shares of the Company will be made by delivery to the Purchaser of Draw Down Notices. The Company, in its sole discretion, may issue a Draw Down Notice for a specified amount of shares and the Purchaser shall pay a per share amount equal to 92% of the average Daily Closing Price during the Draw Down Pricing Period. Under the Purchase Agreement, the Company is obligated to pay a commitment fee to the Purchaser equal to 2% of the $200 million limit. The commitment fee is due on each draw and may be paid in cash from the proceeds of the draw down or in tradeable common shares of the Company valued at the Daily Closing Price at the time of such draw down. For avoidance of doubt, the commitment fee shall be payable regardless of whether any draw down notices have been delivered. Further, it was noted that on the Public Listing Date, the Company executed a warrant granting the Purchaser the right to purchase common shares with an expiration date that is the third anniversary of the Public Listing Date (the “Warrants”). The issued warrants are exercisable for 1,733,726 common shares at an exercise price of $4.84 per share. The value of the warrants as of March 31, 2024 was $471 (see Note 11). The warrants are exercisable for a number of common shares that is equal to 2% of the total equity interest outstanding immediately after the completion of the public listing. Since the public listing date was not until January 2024 and due to the unknown nature of what the warrants outstanding would have been in 2022, the warrants were not included in the computation of diluted EPS in 2022.

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

For the three months ended March 31, 2024 and 2023, respectively, the Company recognized total interest expense related to total Notes Payable of $6,955 and $6,594, respectively, which included amortization of the debt discount associated with the aforementioned warrants and supplemental warrants of $3,353 and $906, respectively. Amortization on the 4th A&R Loan Agreement was $1,129 and $1,028 for March 31, 2024 and 2023, respectively.

Aggregate annual future maturities of the Loans as of March 31, 2024 were as follows:

Year	Total
2024	$9,317
2025	72,671
2026	—
Total	$81,988
Less: Unamortized debt discount	(13,760)
Plus: Capitalized interest	10,462
Total U.S. dollar notes payable, net	$78,690

11. Fair Value Hierarchy

Recurring fair value measurements

As of March 31, 2024, the fair value of the warrant liability measured on a recurring basis was as follows:

	Level 1	Level 2	Level 3	Total
Warrant Liability	$—	$—	$471	$471

The fair value of the warrant liability as of October 9, 2022 (see Note 10) and at the dates of issuance and as of March 31, 2024 were determined via the fair value assessment method and included multiplying the related fixed percent of total equity value by the estimated number of shares upon immediate close of the transaction and multiplied the quoted market price of the Company. The observable input of quoted prices for the Company on the issuance dates and March 31, 2024 were as follows:

Date	Adit/GRIID Share Price
October 9, 2022	$9.91
December 31, 2022	$10.11
December 31, 2023	$5.38
March 31, 2024	$1.32

As of December 31, 2023, the fair value of the warrant liability measured on a recurring basis was as follows:

	Level 1	Level 2	Level 3	Total
Warrant Liability	$—	$—	$3,838	$3,838

A summary of the changes in the Company’s warrant liability measured at fair value using significant unobservable inputs (Level 3) as of March 31, 2024 and December 31, 2023, respectively:

Warrant liability as of December 31, 2023	$3,838
Change in fair value	(3,367)
Warrant liability as of March 31, 2024	$471

For the three months ended March 31, 2024 and 2023, the Company recognized a gain of $3,367 and a loss of $1,790, respectively, on the change in fair value of the warrant liability and warrant derivative.

Non-recurring fair value measurements

Cryptocurrencies

The Company records its cryptocurrency assets based upon Level 1 inputs, specifically, the exchange-quoted price of the cryptocurrency. The company does not record impairment due to the adoption of ASC 350-60 as of January 1, 2024. The Company’s cryptocurrency holdings had an outstanding carrying balance of approximately $775 as of March 31, 2024. The Company recorded a $3k cumulative effect change to adjust the Company's bitcoin held.

The last impairment date for the Company’s cryptocurrency holdings was December 31, 2023. As of December 31, 2023, the Company’s cryptocurrency holdings had an outstanding carrying balance of approximately $142, net of impairment losses incurred of $285 for the year ended December 31, 2023.

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

Share activity under the Plan for the years ended March 31, 2024 and December 31, 2023, respectively, was as follows:

Number of Shares
Unvested, December 31, 2023	564,272
Vested	(207,752)
Forfeited	(1,302)
Unvested, March 31, 2024	355,218

Expense related to the shares is recognized over the vesting period of each share. The Company has elected to recognize forfeitures as they occur. For the three months ended March 31, 2024 and 2023, respectively, the Company recognized $9 and $29 of unit-based compensation expense related to the shares, which is included within general and administrative expense on the unaudited consolidated statements of operations.

As of March 31, 2024 and 2023, respectively, there remained $24 and $106 of unrecognized compensation expense related to the shares. That cost is expected to be recognized over the remaining weighted average vesting period of 0.74 years.

The total fair value of shares vested (based on grant date fair value) during March 31, 2024 and 2023, respectively was $445 and $342.

14 . Commitments and Contingencies

Evaluation Agreement

The Company entered into an evaluation agreement with Hephaestus Capital Group (“Owner”) on April 17, 2023, for a term of six months. Under this agreement, the Company tests the hashrate of the Owner’s 5,000 miners and provides an evaluation report thereafter. The miners were expected to be operational over the course of the second, third and fourth quarters of 2023 and were tested for a period of approximately six months. The Company concluded that the terms of the agreement were not commercially substantive based on the fact there are no cash payments identified in the contract and the Owner is not required to provide any consideration to the Company. Revenue generated from running the machines under this agreement was $1,856 as of December 31, 2023 and is recorded in cryptocurrency mining revenue. During the first quarter of 2024, the Company and the Owner amended the agreement and closed on the purchase of miners.

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

Indemnifications

In the ordinary course of business, the Company often includes standard indemnification provisions in its arrangements with its partners, suppliers, and vendors. Pursuant to these provisions, the Company may be obligated to indemnify such parties for losses or claims suffered or incurred in connection with its service, breach of representations or covenants, intellectual property infringement or other claims made against such parties. These provisions may limit the time within which an indemnification claim can be made. It is not possible to determine the maximum potential amount under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. To date, the Company has not incurred any material costs as a result of such indemnifications and has not accrued any liabilities related to such obligations in these unaudited consolidated financial statements.

15. Unearned Grant Revenue

The Company has recorded funding from two grants as unearned grant revenue (a long-term liability) on its consolidated balance sheets.

16. Earnings Per Share

The calculation of the basic and diluted EPS is as follows:

	March 31, 2024	March 31, 2023
Basic and diluted net loss per share
Numerator:
Allocation of net loss	(6,478)	(11,231)
Denominator:
Weighted average shares outstanding	67,663,377	53,828,655

Basic and diluted net loss per share	(0.10)	(0.21)

The following table presents potentially dilutive securities that were not included in the computation of diluted net loss per share as their inclusion would be anti-dilutive:

	March 31, 2024	March 31, 2023
GEM warrants	1,734	1,734
Private warrants	7,270	7,270
Public warrants	13,800	13,800

Total	22,804	22,804

17. Related-Party Transactions

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

On August 31, 2021, the Company, through its wholly-owned subsidiary Data Black River, entered into the HDP Agreement with HDP, an affiliate of Eagle Creek. Neal Simmons, who now serves on the Company’s board of directors, is the current President and Chief Executive Officer of Eagle Creek.

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

18. Subsequent Events

On April 18, 2024 (the “Effective Date”), The Company entered into Employment Agreements (the “Executive Employment Agreements”) with James D. Kelly III, the Company’s Chief Executive Officer, Allan Wallander, the Company’s Chief Financial Officer, and Michael Hamilton, the Company’s Chief Research Officer, which have terms that commenced as of the Effective Date and will continue until terminated in accordance with the Executive Employment Agreements (or earlier termination of employment).

Under the Executive Employment Agreements, Mr. Kelly will receive an annual base salary of $500,000 and an annual target bonus opportunity equal to $500,000. Mr. Wallander will receive an annual base salary of $300,000 and an annual target bonus opportunity equal to $300,000. Mr. Hamilton will receive an annual base salary of $180,000 and an annual target bonus opportunity equal to $100,000. Kelly and Wallander are also entitled to receive a special bonus (a “Special Bonus”), payable immediately, in the amounts of $200,000 and $300,000, respectively, for services provided prior to the Effective Date.

On April 16, 2024 the Company granted to certain of its employees options to purchase an aggregate of 2,125,000 shares of the Company’s common stock with an exercise price of $0.988 per share. Each of the options have an expiration date of ten (10) years from the grant date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Please read the following discussion and analysis of our financial condition and results of operations together with “Forward-Looking Statements” below and Part I, Item 1, "Business," and Part I, Item 1A "Risk Factors," of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and our consolidated financial statements and related notes included in this Quarterly Report.

The Merger (as defined below) was accounted for as a reverse recapitalization, in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Under this method of accounting, Adit was treated as the “acquired” company for financial reporting purposes. As a result of the closing of the Merger (as defined below), the financial statements of GRIID Infrastructure Inc. are the financial statements of the Company. Thus, the following discussion and analysis of the financial condition and results of operations of GRIID Infrastructure Inc. prior to the Merger and our Company following the completion of the Merger should be read together with GRIID Infrastructure Inc.’s consolidated financial statements and the related notes thereto appearing elsewhere in this Quarterly Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should read the sections titled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and “Forward-Looking Statements” above for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

GRIID Infrastructure Inc.’s consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”).

This management’s discussion and analysis of the financial condition and results of operations of GRIID Infrastructure Inc. and subsidiaries (which, in this section, are referred to as “GRIID,” the “Company,” “us”, “our” or “we”) is supplemental to and should be read in conjunction with GRIID’s consolidated financial statements and the accompanying notes included elsewhere in this Quarterly Report.

All references to “cryptocurrency” or “cryptocurrencies” in this section refer to bitcoin.

Objective

The objective of this management’s discussion and analysis of the financial condition and results of operations of GRIID is to detail material information, events, uncertainties and factors impacting GRIID and provide investors an understanding from management’s perspective.

Company Overview

GRIID is an emerging American infrastructure company in the bitcoin mining sector. We employ a vertically integrated self-mining strategy (which is supported at times by unique collaborative partnerships in support of the broader approach) to develop and operate U.S. based mining facilities that generate bitcoin by performing computing associated with Proof of Work (“PoW”). GRIID’s current business plan does not include the expansion of its mining operations to include digital assets other than bitcoin, or any other activities with, or the holding of, any other cryptocurrencies other than bitcoin, and GRIID does not anticipate any changes to its business plan for the foreseeable future. As of the date of this Quarterly Report, we have 68MW of available electrical capacity in our New York facility and our three Tennessee facilities (48MW of which are at dedicated self-mining sites and 20MW of which are subject to the Mining Services Agreement), and we believe that we are well-positioned to grow our capacity in 2024. Our mining operations currently utilize application specific integrated circuits (“ASICs”) manufactured by two leading companies, Bitmain and MicroBT. GRIID has also purchased ASICs manufactured by Intel, which it anticipates integrating into its operations. We have begun the process of developing a carbon-free focused power pipeline including 1000MW of power capacity, subject to memoranda of understanding (“MOUs”) and letters of intent (“LOIs”), land acquisition and infrastructure procurement. Our existing facilities utilize approximately 67% carbon-free power. These carbon-free levels are based solely on generation type and not from offsets or carbon credits and can therefore be materially improved.

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

Electricity

We currently have 68 MWs of existing available power capacity (48 MWs of which are at dedicated self- mining sites and 20MWs of which are subject to the Mining Services Agreement). We have developed strategic relationships with various energy providers for low-cost power and also have multiple LOIs and MOUs with energy providers which we anticipate will further scale our low-cost power pipeline. As of March 31, 2024, we derived approximately 67% of our energy from carbon-free sources.

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

GRIID recorded the net assets acquired from Adit. In connection with the reverse recapitalization, GRIID incurred $21,140 of equity issuance costs, of which $6,107 as of April 28, 2024 have been paid, consisting of advisory, legal, share registration and other professional fees. $2,225 of these fees represent underwriter fees incurred by Adit prior to the reverse recapitalization, related to their initial public offering.

Following the consummation of the Merger, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and our common stock is listed on The Nasdaq Global Market and Cboe Canada, which we expect will require us to hire additional personnel and implement public company procedures and processes. We expect to incur additional annual expenses as a public company for internal controls compliance and public company reporting obligations, directors’ and officers’ liability insurance, director fees and additional internal and external accounting and legal and administrative resources, including increased audit and legal fees.

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

	Three months ended March 31,2024	Year ended December 31, 2023
Beginning balance	$142	$51
Adoption of ASC 350-60	3	—
Cryptocurrencies received from mining	3,220	9,137
Mining services revenue	255	844
Mining pool operating fees	(7)	(13)
Consideration paid related to operation agreement	—	—
Proceeds from sale of cryptocurrencies	(3,009)	(9,943)
Gain on fair value of bitcoin, net	62	—
Realized gain on sale of cryptocurrencies and consideration paid	109	351
Impairment of cryptocurrencies	—	(285)
Ending balance	$775	$142

Number of bitcoin held	11.13	3.44
Average cost basis - per bitcoin	67,759	41,537
Fair value - per bitcoin	69,689	42,288
Cost basis of bitcoin (in '000s)	754	142
Fair value of bitcoin (in '000s)	775	145

Revenue Recognized from Bitcoin Mined

The number of bitcoins mined during the three months ended March 31, 2024 and 2023 were approximately 66 and 82, respectively. GRIID opened its first mining site (Tennessee) in October 2019, its second mining site (Tennessee) in November 2020, its third mining site (New York) in July 2021 and its fourth mining site (Tennessee) in April 2022.

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

Realized Gain on Sale/Exchange of Bitcoin

During the three months ended March 31, 2024 and 2023, GRIID recognized $0.2 million and $0.1 million in gains on the sale of bitcoin, respectively. GRIID has benefited from the increase in the global adoption and acceptance of bitcoin, although bitcoin generally has experienced substantial price volatility. For the three months ended March 31, 2024, average spot prices increased by $29.5, compared to an average decrease of $18.6 for the three months ended March 31, 2023. The number of bitcoins mined by GRIID decreased from 83 for three months ended March 31, 2023 to 66 for the three months ended March 31, 2024.

Impairment of Bitcoin

See discussion regarding the impairment of bitcoin in the subsection below.

Energy Cost

GRIID’s ability to control energy costs expended to mine bitcoin is essential to successful bitcoin mining operations. The electrical agreements entered into with power providers at GRIID’s mining locations contain minimum contracted power utilization amounts per month, for which our usage has not yet met the minimum billings. As a result, the rate per MWh used is higher than it will be once the related sites are fully operational. We anticipate the rate per MWh will decrease as usage at the new facilities increases once additional miners on order and anticipated to be ordered are deployed. GRIID sites located in the Tennessee Valley

Authority service area saw an increase in fuel cost adjustment charges in 2022 due to a global shift in supply and demand on fuel and purchased power, which remained elevated in 2023 and to-date in 2024.

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

Impairment of Cryptocurrency

In 2023, GRIID recorded impairment on its bitcoin holdings when it was determined an impairment exists. At that time, the amount of the impairment was determined as the amount by which the carrying amount exceeds its fair value, which is measured using the quoted price of the cryptocurrency at the time its fair value is being measured. When an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses was not permitted. For each day for which there was a decline in the lowest of day spot rate, GRIID recorded an impairment loss for any holding for which the carrying value was greater than the lowest of day spot rate.

On Jauary 1, 2024, the Company adopted ASC 350-60, which requires entities with certain crypto assets to subsequently measure such assets at fair value, with changes in fair value recorded in net income in each reporting period. No impairment analysis is to be performed with the adoption of the standard, and therefore, no impairment was recorded.

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

Results of Operations

	March 31, 2024	March 31, 2023
Revenue
Cryptocurrency mining revenue net of mining pool operator fees	$3,220	$1,614
Mining services revenue	2,601	2,781
Other revenue	—	63
Total revenue, net	5,821	4,458
Operating expenses
Cost of revenues (excluding depreciation and amortization)	3,488	3,340
Depreciation and amortization	1,094	1,571
Compensation and related taxes	2,249	1,999
Professional and consulting fees	1,911	1,155
General and administrative	1,301	654
Impairment of property and equipment	—	(375)
Gain on extinguishment - non-debt related	—	48
Gain on fair value of bitcoin, net	(109)	—
Realized gain on sale of cryptocurrencies	(62)	(119)
Total operating expenses	9,872	8,273
Gain on disposal of property and equipment	—	1,198
Loss from operations	(4,051)	(2,617)
Other income (expense)
Change in fair value of warrant liability and warrant derivative	3,367	(1,790)
Interest expense, net	(6,955)	(6,594)
Total other expense	$(3,588)	$(8,384)
Loss before income taxes	(7,639)	(11,001)
Income tax expense (benefit)	(1,161)	230
Net loss	$(6,478)	$(11,231)

Statistical Results Impacting Revenue and Expense

The following table presents some of the key statistical drivers of GRIID’s revenue and expense for the three months ended March 31, 2024 and 2023, for which fluctuations and trends are discussed below:

	2024	2023
Bitcoin Mined	66	83
Average Spot Rate of bitcoin Mined	52,263	22,739
Average Number of Employees	47	59

Revenue

Cryptocurrency Mining Revenue

Bitcoin mining revenue for the three months ended March 31, 2024 and 2023 was $5.8 million and $4.5 million, respectively for an increase of 31%. The increase in bitcoin mining revenue was due to higher spot rates of bitcoin offset by lower amounts of bitcoin mined throughout the quarter, which was attributable to higher global hash rates. Revenue from bitcoin mining is impacted significantly by volatility in bitcoin prices, as well as increase in the bitcoin blockchain’s network hash rate resulting from the growth in the overall quality and quantity of miners working to solve blocks on the bitcoin blockchain along with the difficulty index associated with the secure hashing algorithm employed in solving the blocks.

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

GRIID earns 5% of the generated cryptocurrency revenue that is earned under the Mining Services Agreement. GRIID records revenue related to the 5% revenue share of the generated cryptocurrency, and expense from the arrangement on a gross basis, as GRIID represents the principal in relation to the contract. GRIID invoices Blockchain Access monthly for the electricity charges associated with the Mining Services related to the Blockchain Access Mining Equipment as well as the operating expense charges. Blockchain Access pays the electricity charges directly to the utility provider. Revenue for the three months ended March 31, 2024 and 2023 was $2.7 million ($0.2 million for mining services and $2.5 million for reimbursement) and $0.2 million ($0.2 million for mining services and $0.0 million for reimbursement), respectively.

GRIID could earn monthly curtailment revenue under its development and operation agreement with HDP during months in which HDP curtails the supply of electricity to mines and sells the electricity to the market. The curtailment revenue represents compensation for forgone mining revenue. A management fee is also recognized in connection with this agreement.GRIID records the revenue and expenses related to this agreement on a gross basis. The management fee is recognized as mining services revenue, whereas curtailment revenue and revenue share amounts are recognized as other revenue. All amounts due to each party, are accrued for and paid out the next month. No revenue was recorded for the three months ended March 31, 2024 and 2023, respectfully.

Operating Expenses

Cost of Revenues

Cost of revenues consists primarily of direct costs of earning bitcoin related to mining operations, including electric power costs and other utilities, but excluding depreciation and amortization. Cost of revenues increased to $3.5 million for the three months ended March 31, 2024 from $3.3 million for year ended March 31, 2023. The increase in cost of revenues is primarily attributable to the additional utility power costs as well as a new warehouse location. There was an increase in fuel cost adjustment (“FCA”) charges applied to GRIID’s sites in the Tennessee Valley Authority service area. FCA charges represent additional electrical energy costs that utility providers source from outside of their own generation resources and subsequently pass this cost on to customers. Due to a global shift in supply and demand on fuel and purchased power costs, FCA rates increased and remained elevated in 2023 and 2024.

The location supporting the Mining Services Agreement had $2.3 million and $0.0 million of reimbursable electricity expenses, which are reported as cost of sales for the three months ended March 31, 2024 and 2023, respectively.

Depreciation and Amortization

Depreciation and amortization for the three months ended March 31, 2024 and 2023 was approximately $1.1 million and $1.6 million, respectively. The decrease in depreciation and amortization is primarily related to the lower amount of miners and other equipment as well as some of the larger miner purchases from prior years became fully depreciated.

Compensation and Related Taxes

Compensation and related taxes include cash compensation, related payroll taxes and benefits, and unit- based compensation. Compensation and related taxes for the three months ended March 31, 2024 increased to $2.2 million from $2.0 million for the three months ended March 31, 2023, a decrease of $0.2 million. The decrease in compensation and related taxes for both periods is primarily due to a decrease in the number of employees. The location supporting the Mining Services Agreement had $0.8 and $0.1 million of related expenses for March 31, 2024 and 2023, respectively, which are reported as compensation and related taxes.

Professional and Consulting Fees

Professional and consulting fees include accounting, tax, legal and consulting fees. Professional fees increased to $1.9 million for the three months ended March 31, 2024 from $1.2 million for the three months ended March 31, 2023. The increase is primarily related to legal and professional fees associated with the Merger, including related preparedness expenses.

General and Administrative

General and administrative expenses consist of site expenses, insurance, travel, entertainment and other operating related expenses. General and administrative expenses for the three months ended March 31, 2024 increased to $1.3 million from $0.7 million as of March 31, 2023. The primary drivers of the increase in general and administrative expenses related to increased expenses from insurance, job supplies, software subscriptions and travel to job sites. The location supporting the Mining Services Agreement had $0.8 and $0.8 million as of March 31, 2024 and 2023, respectively, of reimbursable compensation and related expenses, which are reported as general and administrative expenses.

Impairment of Cryptocurrencies

In 2023, GRIID recorded impairment on its bitcoin holdings when it was determined an impairment exists. At that time, the amount of the impairment was determined as the amount by which the carrying amount exceeded its fair value, which is measured using the quoted price of the cryptocurrency at the time its fair value is being measured. When an impairment loss was recognized, the loss established the new cost basis of the asset. Subsequent reversal of impairment losses were not permitted. For each day for which there was a decline in the lowest of day spot rate, GRIID recorded an impairment loss for any holding for which the carrying value was greater than the lowest of day spot rate.

On Jauary 1, 2024, the Company adopted ASC 350-60, which requires entities with certain crypto assets to subsequently measure such assets at fair value, with changes in fair value recorded in net income in each reporting period. No impairment analysis was performed with the adoption of the standard, and therefore, no impairment was recorded.

Gain on Fair Value of Bitcoin

Due to the adoption of ASC 350-60, the Company records the changes in fair value on a monthly basis.

Mining and Other Related Equipment

Whenever events or changes in circumstances dictate, or, minimally, on a quarterly basis, GRIID tests its miners and other related equipment for impairment. Miners and the equipment associated with the miners are considered fully impaired if they are no longer usable or no longer contributing to GRIID’s hash rate. For the three months ended March 31, 2024 and 2023, GRIID recorded impairment associated with its mining and other related equipment of $0.0 million, respectively. The undiscounted cash flows used in the recoverability test were less than the carrying amount of the long-lived asset group, and GRIID was required to determine the fair value of the long-lived asset group. The final impairment test using fair value resulted in no impairment of the asset group, as the carrying amount of the long-lived asset group does not exceed its fair value.

Realized Gain on Sale of Cryptocurrencies

During the three months ended March 31, 2024 and 2023, GRIID recognized $0.2 million and $0.1 million in gains on the sale of bitcoin, respectively. GRIID has benefited from the increase in the global adoption and acceptance of bitcoin, although bitcoin generally has experienced substantial price volatility. For the three months ended March 31, 2024, spot prices increased by $0.3 million, and for the three months ended March 31, 2023 decreased by $0.2 million. The number of bitcoins mined by GRIID decreased from 66 for the three months ended March 31, 2024 to 83 bitcoin for the three months ended March 31, 2023.

Gain on Disposal of Property and Equipment

GRIID had a $0.0 million gain on disposal of property and equipment during the three months ended March 31, 2024, compared to a gain on disposal of property and equipment of $1.2 million during the three months ended March 31, 2023.

Change in Fair Value of Warrant Liability

GRIID’s recorded a gain on change in fair value of warrant liability of $3.4 million during the three months ended March 31, 2024, compared to a loss of $1.8 million from the same period in 2023. The change is due to the change in fair value changes of issued warrants throughout the year as well as the effects of the reverse merger agreement.

The fair value of the warrant liability issuance as of December 31, 2023 as well as March 31, 2024 were determined via the fair value assessment method and included multiplying the related fixed percent of total equity value by the estimated number of shares upon immediate close of the transaction and multiplied the quoted market price of Adit (before merger) and GRIID (after merger). The observable input of quoted prices for Adit and GRIID are as follows:

Date	Adit Share Price
December 31, 2023	$5.38
March 31, 2024	$1.32

Interest Expense

GRIID’s interest expense increased to $7.0 million during the three months ended March 31, 2024 from $6.6 million during the same period in 2023 as a result of an increased borrowing base as well as the issuance of warrants. See “Cash and Cash Flows” below.

Income Tax Benefit

GRIID recorded an income tax benefit in the amount of $1.2 million during the three months ended March 31, 2024, compared to an expense of $0.2 million during the same period in 2023.

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

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure defined as our net income (loss), adjusted to eliminate the effect of (i) interest income, interest expense, net; (ii) provision for income taxes; (iii) depreciation and amortization; and (iv) gain on disposal of property and equipment; (v) gain on fair value of bitcoin, net; (vi) change in fair value of warrant liability and warrant derivative. We believe Adjusted EBITDA is an important measure because it allows management, investors, and our board of directors to analyze and evaluate our operating results, including our return on capital and operating efficiencies, from period-to-period. In addition, Adjusted EBITDA provides useful information to investors and potential investors to enable them to understand and evaluate our results of operations, as well as to provide a useful measure for period-to-period comparisons of our business, as it removes the effect of net interest income (expense), certain non-cash items, variable charges, and timing differences. At the closing of the merger on December 29, 2023, the limited liability company was converted into a C-corporation Moreover, we have included Adjusted EBITDA in this Quarterly Report because it represents a key measurement used by our management internally to make operating decisions, evaluate performance, and perform strategic and financial planning.

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

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA for the three months ended March 31, 2024 and 2023.

All numbers in thousands	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Net loss	$(6,478)	$(11,231)
Adjustments:
Interest expense, net	6,955	6,594
Income tax expense (benefit)	(1,161)	230
Depreciation and amortization	1,094	1,571
Gain on disposal of property and equipment	—	(1,198)
Gain on fair value of bitcoin, net	(109)	—
Change in fair value of warrant liability and warrant derivative	(3,367)	1,790
Adjusted EBITDA	$(3,066)	$(2,244)

Our non-GAAP financial measures are not meant to be considered in isolation and should be read only in conjunction with our consolidated financial statements, which have been prepared in accordance with GAAP and are included elsewhere in this Quarterly Report.

GRIID’s Adjusted EBITDA increased to $(3.1) million in the three months ended March 31, 2024 from $(2.2) million in the same period in 2023. Adjusted EBITDA adjustments for the months ended March 31, 2024 and 2023 are primarily non-cash in nature consisting of interest expense, depreciation and amortization, gains on disposal of property and equipment, impairment of mining equipment and cryptocurrency, extinguishment of debt, loss on contingency, gain on non-debt extinguishment and the change in the fair value of the warrant liability.

Critical Accounting Policies and Estimates

GRIID believes the following accounting policies are most critical in understanding and evaluating this management discussion and analysis:

Accounting for Bitcoin

Bitcoin is included in current assets in the accompanying consolidated balance sheets. Bitcoin holdings are classified as indefinite-lived intangible assets in accordance with Accounting Standards Codification No. 350, Intangibles—Goodwill and Other. An intangible asset with an indefinite useful life is not amortized but measured using the quoted price of the bitcoin as of the measurement date. As of March 31, 2024, GRIID’s digital assets consisted of approximately 11.13 bitcoins compared to 1.55 bitcoins as of March 31, 2023. The average spot rate for bitcoin was $52,263 and $22,739 as of March 31, 2024 and December 31, 2023, respectively.

In 2023, bitcoin assets were tested for impairment daily or when events or changes in circumstances occurred indicating that it was more likely than not that the indefinite-lived asset is impaired. Events or circumstances that would trigger an impairment assessment other than annually include but are not limited to material changes in the regulatory environment, potential technological changes in digital currencies, and prolonged or material changes in the price of bitcoin below the carrying cost of the asset. Upon determining if an impairment exists, the amount of the impairment was determined as the amount by which the carrying amount exceeds its fair value, which is measured using the quoted price of the bitcoin as of the measurement date. In testing for impairment, GRIID performed quantitative impairment test to determine if an impairment exists. To the extent an impairment loss was recognized, the loss establishes the new cost basis of the asset.

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

Liquidity and Capital Resources

As of March 31, 2024, GRIID had cash of $0.8 million and cryptocurrency holdings of $0.8 million, which are available to fund future operations.

GRIID Infrastructure LLC and certain GRIID subsidiaries (collectively, the “Borrowers”) entered into the credit agreement with Blockchain Access, as agent and lender. The credit agreement amended and restated the prior credit agreement in its entirety. In connection with the entry into the credit agreement, Blockchain Access waived any potential defaults under the prior credit agreement.

The credit agreement is qualified in its entirety by reference to the full text of the credit agreement, which is filed as Exhibit 10.8.1 to our Annual Report on Form 10-K for the year ended December 31, 2023 and is incorporated herein by reference.

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

Supplemental Warrant. In connection with the credit agreement, GRIID issued to Blockchain, an affiliate of Blockchain Access, the Blockchain warrant, exercisable for 1,377,778 Class B Units of GRIID, which number of Class B units was adjusted immediately prior to Closing of the Merger such that the number of Class B Units, when exchanged for Merger consideration, equals 10% of the issued and outstanding common stock of GRIID immediately following the closing of the Merger. The Blockchain warrant replaces all prior warrants issued by GRIID or its affiliates to Blockchain or its affiliates. These related warrants were converted to shares upon the completion of the Merger.

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

Throughout 2022 and 2023, the Company completed private placements (the “bridge financings”) with certain accredited investors pursuant to which the Company issued promissory notes in the aggregate principal face amount of $19,868 (the “promissory notes”) and a recognition of warrant liability of $18,135. The promissory notes have an interest rate of 15.0% per annum and effective interest rate of 22.5%. Subject to mandatory or optional repayment of the promissory notes, the outstanding principal amount of the promissory notes, together with all accrued and unpaid interest thereon, is due after one year of commencement (the “maturity date”). In the event that New GRIID issues shares of its common stock to GEM Yield Bahamas Limited (“GYBL”) pursuant to that certain share purchase agreement (the “GEM Agreement”), dated as of September 9, 2022, among GRIID Holdco LLC, Adit, GEM Global Yield LLC SCS (“GYBL”), and GEM Yield Bahamas Limited (the "Purchaser"), any proceeds the Company receives under the GEM Agreement must be used to repay $4.9 million in 2024 and $20.1 million in 2025.

Warrant Proceeds. As of May 15, 2024, we had 13,800,000 outstanding Public Warrants to purchase 13,800,000 shares of our common stock, exercisable at an exercise price of $11.50 per share, (ii) 7,270,000 outstanding Private Placement Warrants to purchase 7,270,000 shares of our common stock, exercisable at an exercise price of $11.50 per share and (iii) a GEM Warrant to purchase 1,733,726 shares of our common stock, exercisable at an exercise price of $4.84 per share.

We could receive up to an aggregate of $250.7 million if all of the Warrants registered hereunder are exercised for cash. The exercise of the Warrants, and any proceeds we may receive from their exercise, are highly dependent on the price of our common stock and the spread between the exercise price of the Warrant and the price of our common stock at the time of exercise. For example, to the extent that the price of our common stock exceeds $11.50 per share, it is more likely that holders of our Public Warrants and Private Placement Warrants will exercise their warrants. If the price of our common stock is less than $11.50 per share, it is unlikely that such holders will exercise their warrants. As of May 14, 2024, the closing price of our common stock was $0.745 on the Nasdaq Global Market and $1.00 on Cboe Canada per share, respectively. There can be no assurance that all of our Warrants will be in the money prior to their expiration. As such, it is possible that we may never generate any cash proceeds from the exercise of our Warrants. Accordingly, as of the date of this prospectus, we have neither included nor intend to include any potential cash proceeds from the exercise of our Warrants in our short-term or long-term liquidity projections. We will continue to evaluate the probability of warrant exercise over the life of our Warrants and the merit of including potential cash proceeds from the exercise thereof in our liquidity projections. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth under "Forward-Looking Statements" below and Part I, Item 1A "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

In order to better manage working capital and liquidity needs post-Merger, on September 9, 2022, Adit, GRIID, GEM Global and GYBL entered into the GEM Agreement, which we expect will allow us to fund Merger expenses, general corporate purposes and working capital needs. Pursuant to the GEM Agreement, we may issue and sell to GEM Global, and GEM Global may purchase from us, until December 29, 2026, up to the number of shares of our common stock having an aggregate value of $200,000,000 pursuant to Draw Down (as defined in the GEM Agreement) notices, which we may deliver to GEM Global in our sole discretion. Upon the valid exercise of a Draw Down, pursuant to delivery of a notice and in accordance with other conditions, GEM Global will be required to pay, in cash, a per-share amount equal to 92% of the average closing bid price of the shares of our common stock as reported on the principal market on which shares of our common stock are traded during the 30 consecutive trading days commencing on the first trading day that is designated on the Draw Down notice. In no event may the Draw Down amount (other than the Committed Draw Down Amount (as defined in the GEM Agreement)) specified in a Draw Down notice exceed 400% of the average daily trading volume of our common stock for the 30 trading days immediately preceding the date of such Draw Down notice. To date we have drawn down $5,708 under the GEM Agreement and issued a total of 3,626,685 shares of our common stock to GEM Global. There can be no guarantee that we will have access to the full amount available to us under the GEM Agreement, or that if we do have access, we will elect to Draw Down the full amount available to us under the GEM Agreement.

Additionally, the Private Placement Warrants and the Public Warrants have an exercise price of $11.50 per share, and the GEM Warrant has an exercise price of $4.84 per share. The cash proceeds associated with the exercises of the Warrants are dependent on the stock price inasmuch as the holders are unlikely to exercise their warrants if the exercise price thereof is less than the market price of our common stock at the time of exercise. In that circumstance, such holder may be less likely to exercise their Warrants as such holder would be selling at a loss if they exercised their Warrants and sold their common stock. Accordingly, we have not included the net proceeds from any exercise of the Warrants in our assessment of our liquidity and our ability to fund operations on a prospective basis. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth under "Part I, Item 1A Risk Factors” elsewhere in this Quarterly Report. If the trading price for our common stock is less than $11.50 per share, holders of the public Warrants and Private Placement Warrants may be unlikely to exercise such warrants, and if the trading price for our common stock is less than $4.84 per share, the holder of the GEM Warrant may be unlikely to exercise such warrant. To the extent that the Warrants are exercised on a “cashless basis,” the amount of cash we would receive from the exercise of the Warrants will decrease.

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

We issued draw down notices under the GEM Agreement in 2024 and received an aggregate of $5,708 in net proceeds from the sale of an aggregate of 3,626,682 shares of common stock to GEM Global. We expect to continue to issue additional new draw down notices in the near future. We do not currently anticipate funding our operations from sources other than revenues from liquidating bitcoin and proceeds from draw down under the GEM Agreement.

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

Cash and Cash Flows for the Three Months Ended March 31, 2024 and 2023

The following table presents cash and cash provided by (used in) operating, investing, and financing activities during the three months ended March 31, 2024 and 2023:

	Three Months Ended	Three Months Ended 31,
All numbers in thousands	March 31, 2024	March 31, 2023
Beginning balance of cash	$3,174	$969
Net cash used in operating activities	(9,159)	(5,634)
Net cash provided by investing activities	2,645	3,507
Net cash provided by financing activities	4,417	3,375
Ending balance of cash	$1,077	$2,217

Operating Activities

Net cash used in operating activities of $9.2 million during the three months ended March 31, 2024 was driven primarily by net loss of $6.5 million adjusted for the net effect of non-cash items consisting primarily of cryptocurrency mining of $3.5 million, loss on change in fair value of warrant liability of $3.4 million, partially offset by non-cash interest expense of $7.0 million, and depreciation and amortization of $1.1 million. The decrease in cash from working capital was driven primarily by decreased accounts payable of $1.5 million, deferred tax liability of $1.2 million, increase in prepaid expenses of $1.2 million offset by an increase in accrued expenses and other of $0.2 million.

Net cash used in operating activities of $5.6 million during the three months ended March 31, 2023 was driven primarily by net loss of $11.2 million adjusted for the net effect of non-cash items consisting primarily of cryptocurrency mining of $1.9 million, gain on extinguishment of lease of $0.4 million, partially offset by gain on change in fair value of warrant liability of $1.8 million, non-cash interest expense of $6.6 million, and depreciation and amortization of $1.6 million.

Investing Activities

Net cash provided by investing activities during the three months ended March 31, 2024 was $2.6 million, primarily consisting of proceeds from sale of cryptocurrencies of $3.0 million as well as purchases of property and equipment of $0.4 million.

Net cash provided by investing activities during the three months ended March 31, 2023 was $3.5 million, primarily consisting of proceeds from disposal of property and equipment of $1.6 million, offset by proceeds from sale of cryptocurrencies of $2.0 million.

Financing Activities

Net cash provided by financing activities was $4.4 million during the three months ended March 31, 2024 primarily related to proceeds from the issuance of equity of $4.6 million offset by the repayment of notes payable of $0.2 million.

Net cash provided by financing activities was $3.4 million during the three months ended March 31, 2023 primarily related to proceeds from the issuance of debt.

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

GRIID is also a “smaller reporting company,” meaning that the market value of GRIID’s stock held by non-affiliates is less than $700.0 million and GRIID’s annual revenue is less than $100.0 million during the most recently completed fiscal year. GRIID may continue to be a smaller reporting company if either (i) the market value of GRIID’s stock held by non-affiliates is less than $250.0 million or (ii) GRIID’s annual revenue is less than $100.0 million during the most recently completed fiscal year and the market value of GRIID’s stock held by non-affiliates is less than $700.0 million as of the last business day of the second fiscal quarter of such year. If GRIID is a smaller reporting company at the time GRIID ceases to be an emerging growth company, GRIID may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company GRIID may choose to present only the two most recent fiscal years of audited financial statements in its Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2024.

Management’s Report on Internal Control over Financial Reporting

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness, as of March 31, 2024, of the Company’s internal control over financial reporting. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in its publication Internal Control-Integrated Framework (2013). Based on that evaluation, management concluded that the Company’s internal control over financial reporting was effective as of March 31, 2024. Management has concluded that its consolidated financial statements included in this Quarterly Report fairly present in all material respects the financial condition, results of operations and cash flows of the Company in accordance with GAAP for each of the periods presented therein.

This Quarterly Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. For as long as we remain an “emerging growth company” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, we intend to take advantage of the exemption permitting us not to comply with the requirement that our independent registered public accounting firm provide an attestation on the effectiveness of our internal control over financial reporting.

Changes in Internal Control

We periodically review our internal control over financial reporting as part of our efforts to ensure compliance with the requirements of Section 404 of the Sarbanes-Oxley Act. In addition, we routinely review our system of internal control over financial reporting to identify potential changes to our processes and systems that may improve controls and increase efficiency, with the goal of establishing and maintaining an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating the activities of business units, migrating certain processes to our shared services organizations, formalizing policies and procedures, improving segregation of duties and increasing monitoring controls. We also will have changes in our internal controls going from a private company to a public company and to address the material weaknesses described above. There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The information contained in Part I, Item 1, Finanical Statement and Supplementary Data - Note 14, "Commitments and Contingencies", under the heading "Litigation", is incorporated by reference into this Item 1.

Item 1A. Risk Factors.

You should carefully consider the risk factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “Annual Report”) under the caption “Item 1A. “Risk Factors.” There have been no material changes in our risk factors included in our Annual Report. The risks described in the Annual Report are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)
Unregistered Sales of Securities. Pursuant to the GEM Agreement, the Company may issue and sell to GEM Global, and GEM Global may purchase from the Company, until December 29, 2026, up to the number of shares of common stock having an aggregate value of $200,000,000, pursuant to draw down notices (each, a “Draw Down Notice” and each transaction under a Draw Down Notice, a “Draw Down”), which we may deliver to GEM Global in the Company’s sole discretion. Upon the valid exercise of a Draw Down, pursuant to delivery of a notice and in accordance with other conditions, GEM Global will be required to pay, in cash, a per-share amount equal to 92% of the average closing bid price of the shares of our common stock as reported on the principal market on which shares of our common stock are traded during the 30 consecutive trading days commencing on the first trading day that is designated on the Draw Down notice. In no event may the Draw Down amount (other than the Committed Draw Down Amount (as defined in the GEM Agreement) specified in a Draw Down Notice exceed 400% of the average daily trading volume of the common stock for the 30 trading days immediately preceding the date of such Draw Down notice. There can be no guarantee that the Company will have access to the full amount available to the Company under the GEM Agreement, or that if the Company does have access, the Company will elect to draw down the full amount available to the Company under the GEM Agreement. On February 27, 2024, the Company issued 1,315,106 shares of common stock to GEM and received net proceeds of $2,717,429.83. On March 1, 2023, the Company issued 520,350 shares of common stock to GEM and received net proceeds of $950,263.17. On March 14, 2024, the Company issued 433,350 shares of common stock to GEM and received net proceeds of $624,312. On March 25, 2024, the Company issued 260,218 shares of common stock to GEM and received net proceeds of $275,310.64. To date we have drawn down $5,708,218 million under the GEM Agreement and sold an aggregate of 3,626,685 shares of our common stock to GEM Global. These sales were made pursuant to Section 4(a)(2) of the Securities Act (15 U.S. Code §77d(A)(2)). Proceeds of the sale were used for working capital purposes.

On February 28, 2024, the Company and its wholly owned subsidiary GRIID Infrastructure LLC entered into asset purchase agreements (“Asset Purchase Agreements”) with (i) WTN Holdco LLC, a Delaware limited liability company, pursuant to which the Company issued 459,330 shares of common stock in exchange for eight hundred MicroBT Whatsminer M30S+ machines; (ii) Low Time Preference Fund II, LLC, a Delaware limited liability company (“Low Time Preference”), the Company issued 57,416 shares of common stock in exchange for one hundred MicroBT Whatsminer M30S+ machines; (iii) Grant Gillian, pursuant to which the Company issued 25,837 shares of common stock in exchange for forty-five MicroBT Whatsminer M30S+ machines; and (iv) Jonathan Kirkwood, pursuant to which the Company issued 14,354 shares of common stock in exchange for twenty-five MicroBT Whatsminer M30S+ machines. Each of the transactions under the Asset Purchase Agreements closed on March 6, 2024. The fair value of the aggregate of 556,937 shares of common stock exchanged was $930,084.79, or $1.67 per share of common stock. Each of the Asset Purchase Agreements includes standard terms and conditions, including representations and warranties from the counterparty as to its status as accredited investors. These issuances of our common stock in these transactions were made pursuant to Section 4(a)(2) of the Securities Act (15 U.S. Code §77d(A)(2)).

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act).

Item 6. Exhibits.

Furnish the exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter).

Exhibit Number	Description
2.1

Agreement and Plan of Merger, dated as of November 29, 2021, by and among Adit EdTech Acquisition Corp., ADEX Merger Sub, LLC and Griid Holdco LLC (incorporated by reference to Annex A-1 to the proxy statement/prospectus contained in the registration statement on Form S-4 (File No. 333-261880), filed with the SEC on November 1, 2023).

2.2

First Amendment to Agreement and Plan of Merger, dated as of December 23, 2021, by and among Adit EdTech Acquisition Corp., ADEX Merger Sub, LLC and Griid Holdco LLC (incorporated by reference to Annex A-2 to the proxy statement/prospectus contained in the registration statement on Form S-4 (File No. 333-261880), filed with the SEC on November 1, 2023).

2.3

Second Amendment to Agreement and Plan of Merger, dated as of October 17, 2022, by and among Adit EdTech Acquisition Corp., ADEX Merger Sub, LLC and Griid Holdco LLC (incorporated by reference to Annex A-3 to the proxy statement/prospectus contained in the registration statement on Form S-4 (File No. 333-261880), filed with the SEC on November 1, 2023).

2.4

Third Amendment to Agreement and Plan of Merger, dated as of February 8, 2023, by and among Adit EdTech Acquisition Corp., ADEX Merger Sub, LLC and Griid Holdco LLC (incorporated by reference to Annex A-4 to the proxy statement/prospectus contained in the registration statement on Form S-4 (File No. 333-261880), filed with the SEC on November 1, 2023).

3.1

Second Amended and Restated Certificate of Incorporation of GRIID Infrastructure Inc. (incorporated by reference to Exhibit 3.1 to GRIID Infrastructure’s Current Report on Form 8-K (File No. 000-39872), filed with the SEC on January 2, 2024).

3.2

Amended and Restated Bylaws of GRIID Infrastructure Inc. (incorporated by reference to Exhibit 3.2 to GRIID Infrastructure’s Current Report on Form 8-K (File No. 000-39872), filed with the SEC on January 2, 2024).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page formatted as Inline XBRL and contained in Exhibit 101

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Company Name

Date: May 15, 2024	By:	/s/ Allan Wallander
Allan Wallander
CFO