Form 10-Q
period 2024-06-30
GRIID Infrastructure Inc.
filed 2024-08-14
CIK 1830029

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of August 14, 2024, the registrant had 71,875,399 shares of common stock, $1.00 par value per share, outstanding.

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
•
our financial performance;
•
the risk that we will be unable to retain and hire key personnel;
•
the risk associated with our ability to obtain the approval of our stockholders required to consummate the proposed transaction with CleanSpark and the timing of the closing of the proposed transaction, including the risk that the conditions to the transaction are not satisfied on a timely basis or at all or the failure of the transaction to close for any other reason or to close on the anticipated terms, including the anticipated tax treatment;
•
the risk that the expected benefits and synergies of the proposed transaction with CleanSpark may not be fully achieved in a timely manner, or at all;
•
CleanSpark’s ability to successfully integrate our businesses and technologies following consummation of the transaction, which may result in the combined company not operating as effectively and efficiently as expected;
•
the occurrence of any event, change or other circumstance that could give rise to the termination of the proposed transaction; unanticipated difficulties, liabilities or expenditures relating to the transaction;
•
the effect of the announcement or pendency of the proposed transaction on the parties’ common stock prices and uncertainty as to the long-term value of our common stock;
•
risks that the proposed transaction disrupts our current plans and operations of;
•
dependency on continued growth in blockchain and bitcoin usage;
•
the volatile and unpredictable cycles in the emerging and evolving industries in which we operate;
•
increasing difficulty rates for bitcoin mining; bitcoin halving; changes in network and infrastructure;
•
new or additional governmental regulation; and

•
other economic, business, competitive and/or regulatory factors affecting our businesses generally as set forth in their filings with the Securities and Exchange Commission (the “SEC”).

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

GRIID INFRASTRUCTURE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except unit amounts)

	June 30, 2024 (unaudited)	December 31, 2023
Assets
Current assets
Cash	$274	$2,851
Other receivables	1,038	40
Cryptocurrencies	96	142
Finance lease right-of-use asset, current	1	1
Prepaid expenses and other current assets	1,201	301
Total current assets	2,610	3,335
Restricted cash	323	323
Property and equipment, net	31,923	30,844
Operating lease right-of-use asset	2,141	2,262
Finance lease right-of-use asset	31	43
Long-term deposits	4,567	5,400
Total assets	$41,595	$42,207
Liabilities and Shareholders' deficit
Current liabilities
Accounts payable	$11,940	$12,902
Operating lease liability, current	216	222
Finance lease liability, current	33	6
CleanSpark credit agreement	15,014	—
Notes payable, net	24,462	2,737
Federal and state income tax payables	8,833	60
Accrued expenses and other current liabilities	10,026	6,227
Total current liabilities	70,524	22,154
Notes payable, net	—	69,011
Payable to lessor – construction in progress	—	137
Warrant liability	454	3,838
Unearned grant revenue	195	195
Deferred tax liability	2,267	4,304
Operating lease liability	2,006	2,111
Finance lease liability	63	94
Total liabilities	75,509	101,844
Commitments and contingencies (See Note 14)
Shareholders' deficit
Common Stock (0.0001 par value 100,000,000 authorized, 71,875,428 shares issued and outstanding on June 30, 2024 and 65,616,298 at December 31, 2023, respectively)	7	7
Additional Paid-In Capital	55,254	47,765
Accumulated deficit	(89,175)	(107,409)
Total shareholders' deficit	(33,914)	(59,637)
Total liabilities and shareholders' deficit	$41,595	$42,207

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GRIID INFRASTRUCTURE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue
Cryptocurrency mining revenue, net of mining pool operator fees	$2,255	$2,055	$5,475	$3,669
Mining services revenue	2,456	2,684	5,057	5,465
Other revenue	—	15	—	79
Total revenue, net	4,711	4,754	10,532	9,213
Operating expenses
Cost of revenues (excluding depreciation and amortization)	3,086	3,273	6,575	6,614
Depreciation and amortization	949	1,540	2,043	3,111
Compensation and related taxes	1,737	2,122	3,986	4,122
Professional and consulting fees	3,848	791	5,759	1,946
General and administrative	1,054	734	2,354	1,392
Gain on extinguishment - non-debt related	—	—	—	(375)
Impairment of cryptocurrencies	—	97	—	144
Unrealized loss (gain) on fair value of cryptocurrency, net	63	—	(46)	—
Realized (gain) loss on sale of cryptocurrencies	50	(110)	(12)	(229)
Total operating expenses	10,787	8,447	20,659	16,725
Gain (loss) on disposal of property and equipment	—	281	—	1,480
Loss from operations	(6,076)	(3,412)	(10,127)	(6,032)
Other income (expense)
Gain on extinguishment of debt	45,053	—	45,053	—
Change in fair value of warrant liability and warrant derivative	17	(1,834)	3,384	(3,624)
Other income, net of other expense	—	453	—	453
Interest expense, net	(6,248)	(6,416)	(13,203)	(13,009)
Total other income (expense)	38,822	(7,797)	35,234	(16,180)
Income (loss) before income taxes	32,746	(11,209)	25,107	(22,212)
Income tax expense (benefit)	8,037	(396)	6,876	(167)
Net income (loss)	$24,709	$(10,813)	$18,231	$(22,045)
Basic and diluted net income (loss) per share	0.35	(0.20)	0.26	(0.41)
Basic and diluted weighted average number of shares outstanding	70,941,844	54,251,858	69,311,667	54,041,426

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GRIID INFRASTRUCTURE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(amounts in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30, 2024
			Additional		Total
	Common Stock		Paid-In	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance, April 1, 2024, as converted	69,875,938	$7	$53,271	$(113,884)	$(60,606)
Unit-based compensation	—	—	197	—	197
Issuance of equity shares	1,999,490	—	1,786	—	1,786
Net income	—	—	—	24,709	24,709
Balance, June 30, 2024	71,875,428	$7	$55,254	$(89,175)	$(33,914)

	Six Months Ended June 30, 2024
			Additional		Total
	Common Stock		Paid-In	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2024, as converted	65,616,298	$7	$47,765	$(107,409)	$(59,637)
Unit-based compensation	—	—	206	—	206
Issuance of equity shares	6,259,130	—	7,283	—	7,283
Cumulative effect of change in accounting principle	—	—	—	3	3
Net income	—	—	—	18,231	18,231
Balance, June 30, 2024	71,875,428	$7	$55,254	$(89,175)	$(33,914)

	Three Months Ended June 30, 2023
			Additional		Total
	Common Stock		Paid-In	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance, April 1, 2023, as converted	43,951,212	$2,368	$—	$(101,883)	$(99,515)
Vesting of incentive units	526,266	—	—	—	—
Unit-based compensation	—	—	—	17	17
Net loss	—	—	—	(10,813)	(10,813)
Balance, June 30, 2023	44,477,478	$2,368	$—	$(112,679)	$(110,311)

	Six Months Ended June 30, 2023
			Additional		Total
	Common Stock		Paid-In	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2023, as converted	43,376,782	$2,368	$—	$(90,680)	$(88,312)
Vesting of incentive units	1,100,696	—	—	—	—
Unit-based compensation	—	—	—	46	46
Net loss	—	—	—	(22,045)	(22,045)
Balance, June 30, 2023	44,477,478	$2,368	$—	$(112,679)	$(110,311)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GRIID INFRASTRUCTURE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$18,231	$(22,045)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,043	3,111
Gain on disposal of property and equipment	—	(1,480)
Realized gain on sale of cryptocurrencies	(12)	(229)
Gain on fair value of bitcoin, net	(46)	—
Gain on extinguishment of leases	—	(375)
Change in fair value of warrant liability and embedded derivative liability	(3,384)	3,624
Gain on extinguishment of debt	(45,053)	—
Impairment of cryptocurrencies	—	144
Non-cash interest expense	13,203	13,009
Unit-based compensation	206	46
Cryptocurrency mined, net	(5,918)	(4,173)
Changes in operating assets and liabilities:
Other receivables	(998)	(822)
Prepaid expenses and other current assets	(900)	(48)
Long term deposits	(176)	(252)
Operating lease right-of-use asset	122	120
Accounts payable	(1,372)	(1,370)
Accrued expenses and other current liabilities	12,572	541
Deferred tax liability	(2,036)	(229)
Operating lease liability	(111)	(110)
Finance lease liability	(5)	(8)
Net cash used in operating activities	(13,634)	(10,546)
Cash flows from investing activities:
Deposits on purchases of property and equipment	—	—
Proceeds from the sale of cryptocurrencies	6,025	4,049
Purchases of property and equipment	(771)	(79)
Proceeds from disposal of property and equipment	—	2,091
Net cash provided by investing activities	5,254	6,061
Cash flows from financing activities:
Repayment of US dollar notes payable	(15,150)	(1,007)
Proceeds from issuance of US dollar notes payable and shareholder loans	15,000	5,475
Issuance of equity shares	5,953	—
Net cash provided by financing activities	5,803	4,468
Net decrease in cash	(2,577)	(17)
Cash at beginning of period	3,174	969
Cash at end of period	$597	$952
Reconciliation of cash and restricted cash to the Consolidated Balance Sheet
Cash	$274	$629
Restricted Cash	323	323
Total cash and restricted cash	$597	$952
Supplemental cash flow disclosures:
Cash paid for interest	—	856
Supplemental non-cash disclosures:
Property and equipment purchases with equity shares	1,330	—
Amounts to be paid per the development and operation agreement	35	0
Non-cash deposits used in purchase of capital assets	1,009
Right-of-use asset and lease liability associated with operating lease	—	55

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

On December 29, 2023, the Company, formerly known as “Adit EdTech Acquisition Corp.” (“Adit”) consummated the previously announced reverse recapitalization transaction contemplated by that certain Agreement and Plan of Merger, dated as of November 29, 2021 (the “Adit Merger Agreement”), as amended by the first amendment to the Adit Merger Agreement, dated December 23, 2021 (the “First Amendment”), the second amendment to the Adit Merger Agreement, dated October 17, 2022 (the “Second Amendment”), and the third amendment to the Adit Merger Agreement, dated February 8, 2023 (the “Third Amendment,” together with the Adit Merger Agreement as amended by the First Amendment, the Second Amendment and the Third Amendment, the “Adit Merger Agreement”). Pursuant to the Adit Merger Agreement, (i) ADIT Merger Sub, LLC, a Delaware limited liability company and a wholly owned subsidiary of Adit (“Adit Merger Sub”), merged with and into Griid Holdco LLC (“GRIID Holdco”), with GRIID Holdco as the surviving company in the merger and, after giving effect to such merger, continuing as a wholly owned subsidiary of the Company (the “merger”) and (ii) the Company’s name was changed from Adit EdTech Acquisition Corp. to GRIID Infrastructure Inc. Upon entering the Transaction, GRIID’s LLC Agreement was amended to the Amended and Restated Limited Liability Company Agreement (the “Amended LLC Agreement”). As part of the Amended LLC Agreement, the Company became the sole member of GRIID Holdco. The governing documents were amended such that the business of GRIID Holdco is managed solely by the Company. Additionally, the Company adopted the Amended and Restated Bylaws of GRIID Infrastructure Inc. (the “Company Bylaws”) which governs the Company’s business and affairs.

On June 26, 2024, the Company, CleanSpark, Inc. (“CleanSpark”) and Tron Merger Sub, Inc., a direct, wholly owned subsidiary of CleanSpark (“CleanSpark Merger Sub”), entered into an Agreement and Plan of Merger (the “CleanSpark Merger Agreement”) under which, upon the terms and subject to the conditions set forth therein, CleanSpark Merger Sub will merge with and into the Company, with the Company surviving as a direct, wholly owned subsidiary of CleanSpark (the “CleanSpark Merger”). If the CleanSpark Merger is completed, the Company’s stockholders will receive, in exchange for each share of GRIID common stock held immediately prior to the CleanSpark Merger (other than certain excluded shares), that number of shares of CleanSpark common stock equal to the quotient obtained by dividing the aggregate merger consideration by the total number of shares of GRIID common stock issued and outstanding as of the closing date of the CleanSpark Merger (the “Exchange Ratio”). The term “aggregate merger consideration” means the quotient obtained by dividing (x) the sum of (i) $155,000,000 minus (ii) the amount of the Company’s outstanding liabilities as of the closing date of the merger (net of cash on hand), including all indebtedness (as defined in the merger agreement), plus up to $5 million in severance obligations that would be due and payable upon termination of certain employees identified by CleanSpark prior to the closing date, by (y) $16.587 (which is the volume-weighted average price of CleanSpark common stock for the two consecutive trading days prior to the date of the CleanSpark Merger Agreement).

2. Liquidity and Financial Condition

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. Since its inception, the Company has incurred net losses. During the six months ended June 30, 2024 and 2023, respectively, the Company incurred net income (losses) of $18,231 and ($22,045), respectively. As of June 30, 2024, the Company had an accumulated deficit of $89,175.

As of June 30, 2024, the Company had cash and cash equivalents of $274 which are available to fund future operations. The ongoing viability of the Company is largely dependent on the future financial and operating performance of the Company. To date, the Company has, in large part, relied on debt financing to fund its operations. Management expects to continue to incur significant expenses for the foreseeable future while the Company makes investments to support its anticipated growth. The Company’s ability to continue is dependent upon bitcoin prices remaining at or above certain levels. Based upon current and historical volatility of bitcoin the Company is unable to be certain that it can profitably mine bitcoin to support its operations. As such, there exists substantial doubt about the Company’s ability to remain a going concern within one year after the date these consolidated financial statements were issued.

The Company has received $5,954 in draws related to the GEM Agreement (Note 10) as of August 14, 2024. The GEM Agreement was terminated as of June 26, 2024 with the signing of the CleanSpark Merger Agreement and the agreed upon outstanding obligations of the Company was paid off on July 2, 2024 (Note 18).

On June 26, 2024, CleanSpark and the Company entered into a senior secured term loan credit agreement (the “CleanSpark Credit Agreement”) under which CleanSpark provided a term loan of $55,919 (the “term loan amount”) to the Company, which the Company is permitted to use solely for certain purposes as set forth in the CleanSpark Credit Agreement. The Company initially borrowed $15,000 upon signing of the CleanSpark Credit Agreement and borrowed the additional $40,919 on July 2, 2024 (Note 18).

The Company terminated and settled the Blockchain debt for $15,000 on June 26, 2024 (Note 10) with the signing of the CleanSpark Merger Agreement. Total principal and interest due at the time of termination was $67,265, offset by a discount of $6,809. This transaction created a debt on extinguishment of $45,053.

3. Basis of Presentation, Summary of Significant Accounting Policies and Recent Accounting

Pronouncements

Basis of Presentation and Principles of Consolidation

The Company’s unaudited consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles ("GAAP"). The accompanying consolidated financial statements of the Company include the accounts of the Company and its wholly or majority owned and controlled subsidiaries. Consolidated subsidiaries’ results are included from the date the subsidiary was formed or acquired. Intercompany investments, balances and transactions have been eliminated in consolidation. Non–controlling interests represents the minority equity investment in the Company’s subsidiaries, plus the minority investors’ share of the net operating results and other components of equity relating to the non–controlling interest.

The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Amounts disclosed are in thousands except for share, per share, Bitcoin, and miner amounts, or as noted.

Unaudited Interim Financial Information

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of its financial position and its results of operations, change in shareholders’ deficit and cash flows. The accompanying consolidation balance sheet as of June 30, 2024 was not unaudited. The accompanying consolidated balance sheet as of December 31, 2023 was derived from audited annual financial statements but these unaudited notes do not contain all of the disclosure from the previously audited annual financial statements. The accompanying unaudited consolidated financial statements and related financial information should be read in conjunction with the audited financial statements and related notes thereto as of and for the year ended December 31, 2023.

During the six months ended June 30, 2024 and 2023, there were no significant changes to the Company’s significant accounting policies described in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2023.

Use of Estimates

The preparation of unaudited consolidated financial statements in conformity with GAAP requires management to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant items subject to such judgments, estimates and assumptions include revenue recognition, the useful lives and recoverability of long-lived assets, unit-based compensation expense, impairment analysis of indefinite lived intangibles, and the fair value of the Company’s warrant liability and embedded derivative liability. Actual results experienced by the Company may differ from those estimates.

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

As of June 30, 2024 and December 31, 2023, the financial assets or liabilities measured at fair value were the Company’s outstanding notes payable and warrant liability balances. The warrant liability associated with warrants issued in conjunction with the Company’s Third Amended and Restated Loan Agreement as well as the Fourth Amended and Restated Credit Agreement (see Note 11) is accounted for at fair value on a recurring basis with changes in fair value recognized in the consolidated statement of operations. Carrying amounts of the Company’s financial assets and liabilities, such as cash and cash equivalents, and accounts payable and accrued liabilities, is of approximate fair value due to the short-term nature of these instruments. The fair value of the Company’s debt approximates carrying value as it was recorded at fair value upon the Company’s extinguishment of debt (see Note 11).

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

The Company earns revenue under payout models determined by the mining pool operator. The payout model relevant to the Company during the three and six months ended June 30, 2024 and 2023, respectively, is referred to as Full Pay Per Share (“FPPS”) payout model. The Company notes that all cryptocurrency mining revenue recognized during the three and six months ended June 30, 2024 and 2023 was earned from providing hash computations to mining pool operators under the FPPS payout model.

The Company earns 5% of the generated cryptocurrency revenue that is earned under the Mining Services Agreement (see Note 13). The Company records revenue and expense from the arrangement on a gross basis, as the Company represents the principal in relation to the contract. Per the Mining Services Agreement, a $1,000 payment is made by the customer one month in advance as a prepayment for the reimbursement of direct operating and electricity costs. Reimbursement payments are considered reimbursement revenues. Direct costs incurred and reimbursed are also recorded as cost of goods sold. The Company record its revenue related to the 5% revenue share of the generated cryptocurrency under the Mining Services Agreement on a gross basis under mining services revenue in the Statement of Operations. This Mining Services Agreement was terminated on June 26, 2024 along with the termination and payoff of the Blockchain debt (Note 10).

The Company has earned various revenues under a development and operation agreement with Helix Digital Partners, LLC (“HDP”). The Company generated cryptocurrency with a percentage to be paid to HDP the following month under the development and operation agreement. The Company could earn curtailment revenue under its development and operation agreement with HDP during months in which HDP curtails the supply of electricity to mines and sells the electricity to the market. The curtailment revenue represents compensation for forgone mining revenue. A management fee has been recognized in connection with this development and operation agreement and the Company recorded the revenues and expenses related to the is agreement on a gross basis. The management fee was recognized as mining services revenue, and revenue share amounts were recognized as other revenue. This development and operation agreement is still in place as of June 30, 2024, though there has been no revenue or management fees recorded with this development and operation agreement for the three and six months ended June 30, 2024 and 2023, respectively.

The Company entered into a colocation mining services agreement (the "CleanSpark Hosting Agreement") with CleanSpark, the “Customer”, on June 26, 2024, to host the Customer’s miners (i.e., hosting services). The CleanSpark Hosting Agreement has an initial term of twelve months, which is automatically renewable for six successive six-month periods, unless CleanSpark provides thirty days’ termination notice at the end of a period. Under the CleanSpark Hosting Agreement, the Company determined that it is principally responsible for the provision of hosting services, and as such, recognizes revenue on a gross basis. The transaction price includes the following: (1) a revenue share percentage based upon the notional quantity of bitcoin earned by the Customer’s hosted miners, (2) reimbursement of electricity expenses incurred in the delivery of hosting services, and (3) maintenance fees. The Company determined that the CleanSpark Hosting Agreement contains a series of performance obligations which qualify to be recognized under a practical expedient available known as the “right to invoice.” This determination allows variable consideration in such contracts to be allocated to and recognized in the period to which the consideration relates, which is typically the period in which it is billed, rather than requiring estimation of variable consideration at the inception of the contract. All consideration is received in USD, as the CleanSpark Hosting Agreement does not include any noncash consideration (e.g., bitcoin), which is billed on a bimonthly basis (i.e., the 15th and end of the month). Upon the signing of the CleanSpark Hosting Agreement, the Company began hosting services at its Ava Data site only, with the other sites hosting in late July (Note 18). Revenue recorded under this agreement for the three and six months ended June 30, 2024 and 2023 was $38 and $0, respectively.

Restricted Cash

As of June 30, 2024 and December 31, 2023, the Company has $323 of restricted cash related to a utility surety letter of credit.

Recently Issued Accounting Pronouncements

Recently Adopted

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2023-08, Intangible - Goodwill and Other - Crypto Assets (Subtopic 350-60) (“ASC 350-60”). ASC 350-60 requires entities with certain crypto assets to subsequently measure such assets at fair value, with changes in fair value recorded in net income in each reporting period. Crypto assets that meet all the following criteria are within the scope of the ASC 350-60: (1) (2) (3) (4) (5) (6) meet the definition of intangible assets as defined in the Codification do not provide the asset holder with enforceable rights to or claims on underlying goods, services, or other assets are created or reside on a distributed ledger based on blockchain or similar technology are secured through cryptography are fungible, and are not created or issued by the reporting entity or its related parties. In addition, entities are required to provide additional disclosures about the holdings of certain crypto assets. Bitcoin, which is the sole crypto asset mined by the Company, meets each of these criteria. For all entities, the ASC 350-60 amendments are effective for fiscal years beginning after December 15, 2024, including interim periods within those years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued (or made available for issuance). If an entity adopts the amendments in an interim period, it must adopt them as of the beginning of the fiscal year that includes that interim period. The Company has elected to adopt the new guidance effective January 1, 2024 resulting in a $3 cumulative effect change to adjust the Company's bitcoin held on January 1, 2024 with the corresponding entry to beginning accumulated deficit.

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

4. Reverse recapitalization

On December 29, 2023, Adit, ADEX Merger Sub LLC, and GRIID Holdco consummated a merger (the “Adit Merger”) pursuant to the terms of the Adit Merger Agreement. The Adit Merger was accounted for as a reverse merger and recapitalization and Adit was considered the acquired company for financial statement reporting purposes. GRIID Holdco was deemed the predecessor for financial reporting purposes and the Company was deemed the successor SEC registrant, meaning that GRIID Holdco's financial statements for periods prior to the consummation of the Adit Merger are disclosed in the financial statements included within this report and will be disclosed in the Company's future reporting periods. No goodwill or other intangible assets were recorded, in accordance with GAAP. At the closing date, GRIID received gross cash consideration of $21,877 as a result of the reverse recapitalization from Adit's trust account, which was then reduced by the redemption of common stock of $19,338 as well as deferred underwriting fees and filing fees of $2,345.

Upon closing of the Adit Merger, the existing GRIID Holdco equity holders exchanged their interests in GRIID Holdco for an aggregate of 58,500,000 shares of Adit's common stock. After the Adit Merger, the holders of Adit's IPO shares owned 216,298 shares and the Adit EdTech Sponsor LLC (the "Sponsor") owned 6,900,000 shares.

Upon consummation of the Adit Merger, GRIID Holdco’s Limited Liability Company Agreement was amended and restated pursuant to the the Amended LLC Agreement. As part of the Amended LLC Agreement, the Company became the sole member of GRIID Holdco. The governing documents were amended such that the business of GRIID Holdco and its wholly owned subsidiaries is managed solely by the Company. Additionally, the Company adopted the Second Amended and Restated Certificate of Incorporation of the Company and the Amended and Restated Bylaws of the Company which govern the Company’s business and affairs.

GRIID Holdco accounted for the net assets acquired from Adit as a recapitalization. GRIID recorded the net assets acquired from Adit. In connection with the reverse recapitalization, GRIID incurred $21,140 of equity issuance costs, of which $17,639 as of August 14, 2024 have been paid, consisting of advisory, legal, share registration and other professional fees. The remainder of $3,501 will be reflected in debt on extinguishment in July 2024 (Note 18), as many of the vendor balances were settled for less than owed. $2,225 of these fees represent underwriter fees incurred by Adit prior to the reverse recapitalization related to their IPO. These fees were recorded in additional paid-in capital as a reduction of proceeds.

5. Cryptocurrencies

The following table presents additional information about cryptocurrencies as follows:

	Six months ended June 30, 2024	Six months ended June 30, 2023
Beginning balance	$142	$51
Cumulative effect of change in accounting principle	$3	$—
Cryptocurrencies received from mining	5,475	3,644
Mining services revenue	458	529
Mining pool operating fees	(15)	—
Proceeds from sale of cryptocurrencies	(6,025)	(4,049)
Unrealized gain on fair value of cryptocurrency, net	46	—
Realized gain on sale of cryptocurrencies and consideration paid	12	229
Impairment of cryptocurrencies	—	(144)
Ending balance	$96	$260

Number of bitcoin held	1.57	8.85
Average cost basis - per bitcoin	$61,454	$27,540
Fair value - per bitcoin	$63,364	$28,010
Cost basis of bitcoin (in '000s)	$96	$260
Fair value of bitcoin (in '000s)	$99	$263

The cost basis represents the valuation of bitcoin at the time the Company earns the bitcoin through mining activities. The cost basis for 2 bitcoin held as of the adoption of ASC 350-60 was determined on the "cost less impairment " basis.

The following table presents information based on the activity of bitcoin for the six months ended June 30, 2024:

	Six months ended June 30, 2024	Six months ended June 30, 2023
Beginning Balance	$142	$51
Cumulative effect of the adoption of ASC 350-60	3	—
Adjusted beginning balance, at fair value	145	51
Addition of bitcoin from mining activities	5,933	4,258
Bitcoin sold and issued for operations	(6,028)	(4,049)
Unrealized gains (losses) from fair value adjustments	46	—
Ending Balance	$96	$260

The Company's bitcoin holdings are not subject to rehypothecation and do not serve as collateral for any existing loans or agreements. As of June 30, 2024, the Company held no other cryptocurrency. The cumulative realized gains from dispositions of bitcoin during the six months ended June 30, 2024 was $12.

6. Property and Equipment

Property and equipment, net consist of the following:

	Six months ended June 30, 2024	Year-ended December 31, 2023
Land	$422	$422
Assets not placed into service	1,656	831
Energy infrastructure	3,986	3,986
General infrastructure	12,217	12,214
IT infrastructure	858	824
Miners	18,050	15,802
Vehicle	76	76
Office furniture and equipment	343	343
Miner chip inventory	11,498	11,498
Gross property and equipment	$49,106	$45,996
Less: accumulated depreciation	(17,183)	(15,152)
Total property and equipment, net	$31,923	$30,844

Depreciation expenses related to property and equipment was $943 and $1,534 for three months ended June 30, 2024 and 2023, respectively. Depreciation expenses related to property and equipment was $2,031 and $3,070 for six months ended June 30, 2024 and 2023, respectively.

For the three and six months ended June 30, 2024, the Company had no sales of property and equipment. For the three and six months ended June 30, 2023, the Company sold certain property and equipment for total proceeds of $513 and $2,091 resulting in a gain of $281 and $1,480, respectively.

7. Leases

The Company adopted the amendments to ASC 842 Leases, which require lessees to recognize lease assets and liabilities arising from operating leases on the balance sheet.

Finance and operating lease assets and lease liabilities are as follows:

Lease Classification	Classification	Six Months Ended June 30, 2024	Year-ended December 31, 2023
Assets
Current
Operating	Current assets	$—	$—
Finance	Current assets	1	1
Long-term
Operating	Long-term assets	2,141	2,262
Finance	Long-term assets	31	43
Total right-of-use assets		$2,173	$2,306
Liabilities
Current
Operating	Short-term lease liability	$216	$222
Finance	Short-term lease liability	33	6
Noncurrent
Operating	Long-term lease liability	2,006	2,111
Finance	Long-term lease liability	63	94
Total lease liabilities		$2,318	$2,433

The components of lease expense were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Operating lease expense	$104	$112	$213	$236
Finance lease expense
Amortization on ROU assets	7	7	16	41
Interest on lease liabilities	1	1	2	12
Short-term lease expense	21	15	39	30
Total lease expense	$133	$135	$270	$319

Other information related to leases was as follows:

	Six Months Ended
	June 30, 2024	June 30, 2023
Weighted average remaining lease term (in years)
Operating leases	7.4	8.3
Finance leases	1.8	2.4
Weighted average discount rate:
Operating leases	8.1%	7.9%
Finance lease	4.6%	4.6%

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Cash paid for amounts included in measurement of lease liabilities
Operating cash flows from operating leases	$99	$107	$203	$209
Operating cash flows from finance leases	$2	$2	$4	$14
ROU assets obtained in exchange for lease obligations
Operating leases	$—	$—	$—	$55
Finance lease	$—	$—	$—	$—

Future minimum lease payments under non-cancellable leases were as follows:

Year	Six Months Ended June 30, 2024		Six Months Ended June 30, 2023
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
2024	$198	$6	$615	$14
2025	371	32	371	32
2026	367	65	367	65
2027	412	—	412	—
2028	412	—	412	—
Thereafter	1,220	—	1,220	—
Total future minimum lease payments	2,980	103	3,397	111
Less: imputed interest	(758)	(8)	(946)	(10)
Total	2,222	95	2,451	101
Plus: lease asset, current	—	1	—	1
Less: lease liability, current	(216)	(33)	(229)	(6)
Total long-term lease liability	$2,006	$63	$2,222	$96

8. Long-Term Deposits

	Six months ended June 30, 2024	Year-ended December 31, 2023
Deposits on property and equipment	$4,509	$5,305
Other long-term deposits	58	95
Total long-term deposits	$4,567	$5,400

9. Accrued Expenses and Other Current Liabilities

	Six months ended June 30, 2024	Year-ended December 31, 2023
Accrued professional fees	$2,600	$275
Accrued GEM facility commitment fee	4,000	4,000
Accrued contingency fee	96	199
Accrued wages and benefits	1,632	1,298
Deposits made on mining services agreement	1,000	—
Miner purchases not paid	333	—
Other accrued expenses and other current liabilities	365	455
Total accrued expenses and other current liabilities	$10,026	$6,227

10. Debt and Warrants

The Company entered into the Fourth Amended and Restated Credit Agreement (the "Blockchain Credit Agreement") with various lenders, Blockchain Access UK Limited ("Blockchain") and Blockchain Capital Solutions (US), Inc. (collectively, the "Blockchain Parties"). Under the Blockchain Credit Agreement, the Company was required to ensure the Mined Currency on deposit in a Mined Currency Account with the lender was at all times greater than or equal to a value equal to 50% of all Mined Currency, excluding amounts used for operating expenses of the Company in the ordinary course of business or other purposes consented to in writing. As of June 30, 2024 and December 31, 2023, the Company had 0.01 BTC and 3.44 BTC, respectively, deposited within its Mined Currency Account with Blockchain and are included in cryptocurrencies on the accompanying consolidated balance sheets. The debt was recorded at fair value. The difference between the fair value and the stated principal amount was accreted to interest expense over the term of the debt and recorded as debt discount on the consolidated balance sheet, netted against notes payable.

The Company entered into a deposit account control agreement with Customers Bank on March 28, 2022 (the “Customers Bank DACA”), which, in the event the Company defaulted on its repayment of the Blockchain credit agreement, would have allowed Blockchain to assume control of the Company’s bank account with regard to any funds remaining outstanding under the Blockchain Credit Agreement. The Customers Bank DACA was terminated on July 11, 2024, after the Blockchain Credit Agreement was extinguished.

The Company entered into an account control agreement with Coinbase on July 31, 2023 (the “Coinbase DACA”), which, in the event the Company defaulted on its repayment of the Blockchain Credit Agreement, would have allowed Blockchain to assume control of the Company’s cryptocurrency account with regard to any funds remaining outstanding under the Blockchain Credit Agreement. The Coinbase DACA was terminated on July 11, 2024, after the Blockchain Credit Agreement was extinguished.

On June 26, 2024, the Company successfully extinguished the Blockchain Credit Agreement with a principal and interest balance of $67,265. The extinguishment was achieved through negotiations with Blockchain, resulting in a debt forgiveness in an aggregate amount of $15,000, resulting in a $45,043 gain on extinguishment on the consolidated statements of operations. The balance of $403 was written off from the statement of operations due to the amount of reimbursement charges Blockchain was not going to pay for the month of June's electricity reimbursement. The Company agreed to settle this amount with Blockchain upon termination. The balance of $15,000 was settled with cash on hand, received from CleanSpark (see "CleanSpark Credit Agreement" below). The loans and all other obligations were deemed fully paid, performed and satisfied in full and all liens as defined in the Blockchain Credit Agreement were terminated and released. Blockchain paid the 0.01 BTC that was being held in Blockchain's wallet on July 25, 2024.

Throughout 2022 and 2023, the Company completed private placements (the “bridge financings”) with certain accredited investors (the “promissory notes”) and a recognition of a warrant liability. The promissory notes have an interest rate of 15.0% per annum and effective interest rate of 22.5%. Subject to mandatory or optional repayment of the promissory notes, the outstanding principal amount of the promissory notes, together with all accrued and unpaid interest thereon, is due after one year of commencement (the “maturity date”). Pursuant to that certain share purchase agreement (the "GEM Agreement"), dated September 9, 2022, among GRIID Holdco, Adit, Global Yield LLC SCS ("GYBL") and Gem Yield Bahamas Limited (the "Purchaser"), any proceeds the Company receives under the GEM Agreement must be used to repay $4.9 million in 2024 and $20.1 million in 2025. The promissory notes contain certain events of default, including, without limitation, non-payment, breaches of certain covenants of the Company, bankruptcy and insolvency of the Company, or if the Company commences dissolution proceedings or otherwise ceases operations of its business. If an event of default occurs, the promissory notes may become due and payable. The Company put 1,440,645 and 3,969,869 shares for $1.4 million and $5.9 million for the three and six months ended June 30, 2024, respectively. The Company terminated the GEM Agreement origination fee of $4,000 for $3,500 as well as $20,135 of the bridge financings for $18,278 on July 2, 2023 (Note 18). As of June 30, 2024, the Company had $2,611 of bridge financings still outstanding.

In connection with the bridge financings, the Company issued to accredited investors warrants to purchase an aggregate of 3.79% of the issued and outstanding units of GRIID Holdco on a fully-diluted basis at an exercise price of $0.01 per unit. In connection with the closing of the Adit Merger, such warrants were automatically converted into Class B Units of GRIID Holdco immediately prior to the effective time of the Adit Merger and then were subsequently exchanged for merger consideration (i.e. shares of common stock of the Company) equal to an aggregate of 2.51% of the issued and outstanding shares of common stock of the Company, on a fully diluted basis after giving effect to the Adit Merger. Throughout 2023, the Company modified the notes to extend the dates for these bridge loans in the amount of $1,205. These notes were accounted for as a troubled debt restructuring. In December 2023, the Company modified a large portion of the bridge financing agreements to extend the terms out further to mature on June 30, 2025. These modifications also had additional warrants at various totals issued of 539,165 at an exercise price of $0.01 per unit.

On December 29, 2023, the Company and EarlyBird Capital, Inc. (“EarlyBird”) entered into an amendment (the “Amendment”) to the Underwriting Agreement. Among other things, the amendment modified the amount of the deferred underwriting commission payable to EarlyBird to $4,687, which includes reimbursement of EarlyBird’s legal expenses in an amount of $150,000. The note incurs monthly interest at 8% and the capitalized interest as of June 30, 2024 was $190 and December 31, 2023 was $3. The maturity date is December 29, 2024, and at this time if the note is not paid in full, interest will start to accrue at 15%.

Pursuant to the CleanSpark Merger Agreement on June 26, 2024, CleanSpark and GRIID have entered into a secured term loan credit agreement (the “CleanSpark Credit Agreement”) under which CleanSpark provided a term loan of $55,919 (the “Term Loan Amount”) to GRIID, which amounts GRIID is permitted to use solely for certain purposes as set forth in the CleanSpark Credit Agreement. The Company initially borrowed $15,000 upon signing of the CleanSpark Credit Agreement and borrowed the remainder of the Term Loan Amount on July 2, 2024 (Note 18). The maturity date of the term loan is the earlier of (i) June 26, 2025, or (ii) 90 days after the termination of the merger transaction between CleanSpark and GRIID under the CleanSpark Merger Agreement (other than a termination resulting solely from the breach of CleanSpark). On the maturity date, the principal and any accrued but unpaid interest must be paid. The term loan bears interest at a rate of 8.5% per annum. The Credit Agreement contains customary representations, warranties, covenants, and events of default for a deal of this type. The payments and performance of all indebtedness and other obligations of Company to the CleanSpark is guaranteed jointly and severally by the GRIID’s subsidiaries.

For the three months ended June 30, 2024 and 2023, respectively, the Company recognized total interest expense related to total Notes Payable of $6,248 and $6,416, respectively, which included amortization of the debt discount associated with the aforementioned bridge financings of $2,690 and $2,268, respectively. For the six months ended June 30, 2024 and 2023, respectively, the Company recognized total interest expense related to total Notes Payable of $13,203 and $13,009, respectively, which included amortization of the debt discount associated with the aforementioned bridge financings of $6,044 and $3,872, respectively. Amortization on the Blockchain loan agreement was $2,230 and $2,089 for June 30, 2024 and 2023, respectively.

Aggregate annual future maturities of the Loans as of June 30, 2024 were as follows:

Year	Total
2024	$24,316
2025	15,237
2026	—
Total	$39,553
Less: Unamortized debt discount	(3,160)
Plus: Capitalized interest	3,083
Total U.S. dollar notes payable, net	$39,476

11. Fair Value Hierarchy

Recurring fair value measurements

As of June 30, 2024, the fair value of the warrant liability measured on a recurring basis was as follows:

	Level 1	Level 2	Level 3	Total
Warrant Liability	$—	$—	$454	$454

The fair value of the warrant liability as of October 9, 2022 (see Note 10) and at the dates of issuance and as of June 30, 2024 were determined via the fair value assessment method and included multiplying the related fixed percent of total equity value by the estimated number of shares upon immediate close of the transaction and multiplied the quoted market price of the Company. The observable input of quoted prices for the Company on the issuance dates and June 30, 2024 were as follows:

Date	Adit/GRIID Share Price
October 9, 2022	$9.91
December 31, 2022	$10.11
December 31, 2023	$5.38
March 31, 2024	$1.32
June 30, 2024	$1.06

As of December 31, 2023, the fair value of the warrant liability measured on a recurring basis was as follows:

	Level 1	Level 2	Level 3	Total
Warrant Liability	$—	$—	$3,838	$3,838

A summary of the changes in the Company’s warrant liability measured at fair value using significant unobservable inputs (Level 3) as of June 30, 2024 and December 31, 2023, respectively:

Warrant liability as of December 31, 2023	$3,838
Change in fair value	(3,384)
Warrant liability as of June 30, 2024	$454

For the three months ended June 30, 2024 and 2023, the Company recognized a gain of $17 and a loss of $(1,834), respectively, on the change in fair value of the warrant liability. For the six months ended June 30, 2024 and 2023, the Company recognized a gain of $3,384 and a loss of $(3,624), respectively, on the change in fair value of the warrant liability.

Non-recurring fair value measurements

Cryptocurrencies

The Company records its cryptocurrency assets based upon Level 1 inputs, specifically, the exchange-quoted price of the cryptocurrency. The company does not record impairment due to the adoption of ASC 350-60 as of January 1, 2024. The Company’s cryptocurrency holdings had an outstanding carrying balance of approximately $96 as of June 30, 2024. The Company recorded a $3 cumulative effect change to adjust the Company's bitcoin held.

The last impairment date for the Company’s cryptocurrency holdings was December 31, 2023. As of December 31, 2023, the Company’s cryptocurrency holdings had an outstanding carrying balance of approximately $142, net of impairment losses incurred of $285 for the year ended December 31, 2023.

12. Unit Conversion to Shares

Upon the Adit Merger Agreement dated December 29, 2023, all units included in GRIID were converted to shares.

13. Share-based Compensation

On April 16, 2024 the Company granted to certain of its employees options to purchase an aggregate of 2,125,000 shares of the Company’s common stock with an exercise price of $0.988 per share. Each of the options have an expiration date of ten (10) years from the grant date. On April 1, 2024 the Company granted to its board members an aggregate of 1,111,110 restricted stock units of the Company with a fair value of $1.35 per share.

The assumptions used to measure the fair value of the employee stock options granted using Black Scholes valuation technique as of the date of issuance were as follows:

April 16, 2024
Volatility Rate . . . . . . . . . . . . . . . . . . . . . . . . . . . .	40.0%
Risk-free rate . . . . . . . . . . . . . . . . . . . . . . . . . . . .	4.83% - 5.18%
Expected dividend yield . . . . . . . . . . . . . . . . . . . .	0.00%
Expected term . . . . . . . . . . . . . . . . . . . . . . . . . . . .	1.00 - 3.00 years

Based upon the underlying characteristics and features of the shares, the Company has determined that they are to be accounted for as equity-classified awards.

The shares are granted at the market price of the Company’s units on the date of grant. The Company has varying vesting period and vesting schedules for shares granted.

Share activity under the Plan for the years ended June 30, 2024 was as follows:

	Number of Shares	Weighted average fair value
Unvested, December 31, 2023	564,272	0.19
Vested	(294,114)	0.19
Granted/Issued	11,892,704	0.22
Forfeited	(1,302)	0.19
Unvested, June 30, 2024	12,161,560	0.60

Expense related to the shares is recognized over the vesting period of each share. The Company has elected to recognize forfeitures as they occur. For the three months ended June 30, 2024 and 2023, respectively, the Company recognized $197 and $17 of unit based compensation expense related to the shares, which is included within general and administrative expense on the unaudited consolidated statements of operations. For the six months ended June 30, 2024 and 2023, respectively, the Company recognized $206 and $46 of unit based compensation expense related to the shares.

As of June 30, 2024 there remained $1,792 of unrecognized compensation expense related to the shares. That cost is expected to be recognized over the remaining weighted average vesting period of 2.98 and 1.01 years, respectively.

The total fair value of shares vested (based on grant date fair value) during June 30, 2024 and 2023, respectively, was $449 and $89.

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

15. Unearned Grant Revenue

The Company has recorded funding from two grants as unearned grant revenue (a long-term liability) on its consolidated balance sheets.

16. Earnings Per Share

The calculation of the basic and diluted EPS is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Basic and diluted net income (loss) per share
Numerator:
Allocation of net income (loss)	24,709	(10,813)	18,231	(22,045)
Denominator:
Weighted average shares outstanding	70,941,844	54,251,858	69,311,667	54,041,426

Basic and diluted net income (loss) per share	0.35	(0.20)	0.26	(0.41)

The following table presents potentially dilutive securities that were not included in the computation of diluted net loss per share as their inclusion would be anti-dilutive:

	June 30, 2024	June 30, 2023
GEM warrants	1,734	1,734
Private warrants	7,270	7,270
Public warrants	13,800	13,800

Total	22,804	22,804

17. Related-Party Transactions

On August 31, 2021, the Company, through its wholly-owned subsidiary Data Black River, entered into the HDP Agreement with HDP, an affiliate of Eagle Creek. Neal Simmons, who now serves on the Company’s board of directors, is the current President and Chief Executive Officer of Eagle Creek.

Each of the directors and executives of GRIID has entered into customary indemnification agreements with GRIID.

On April 18, 2024, the Company entered into employment agreements with each of the executive officers of the Company (i.e. James D. Kelly III (Chief Executive Officer), Dwaine Alleyne (Chief Technology Officer), Alexander Fraser (General Counsel and Secretary), Michael Hamilton (Chief Research Officer), Gerard F. King II (Chief Operating Officer), Harry E. Sudock (Chief Strategy Officer) and Allan J. Wallander (Chief Financial Officer)). Under the terms of the executive employment agreements, each executive officer will receive an annual base salary and an annual target bonus opportunity. Each executive employment agreement also includescustomary confidentiality, non-competition, and assignment of inventions agreements with each executive officer.

On April 16, 2024 the Company granted to certain of its employees options to purchase an aggregate of 2,125,000 shares of the Company’s common stock with an exercise price of $0.988 per share. Each of the options has an expiration date of ten (10) years from the grant date. On April 1, 2024 the Company granted to its board members an aggregate of 1,111,110 restricted stock of the Company with a fair value of $1.35 per share.

18. Subsequent Events

On July 3, 2024, the Company used funds from the CleanSpark Credit Agreement to payoff a portion of the bridge financings principal and interest along with a portion of vendor balances due. The amount of funds paid as of August 14, 2024 was $18,278 in bridge financings and $14,131 in vendor balances due. The GEM Agreement was also terminated on July 3, 2024, where GEM gave back 976,784 shares back to the Company and the Company settled the origination fees for $3,500.

On July 31, 2024 Ava Data LLC, a Delaware limited liability company (“Ava Data”) and wholly owned subsidiary of GRIID, entered into two PowerFlex Agreements with the Tennessee Valley Authority (“TVA”) and the City of Lenoir City, Tennessee, pursuant to which Ava Data will participate in TVA’s Emergency Interruptions and Capacity Interruptions product types (collectively, the “Ava Data PowerFlex Agreements”). PowerFlex is a demand response program offered by TVA which offers participants monetary credit in exchange for temporarily reducing electricity demand during periods of high system demand. The Ava Data PowerFlex Agreements replace the Interruptible Power Product Agreement dated as of May 20, 2022, by and between Ava Data and TVA.

On August 1, 2024, Union Data Diner LLC, a Delaware limited liability Company and wholly owned subsidiary of GRIID (“Union Data”), entered into an amendment to a power supply agreement dated October 1, 2019 made and entered into among Union Data, Knoxville Utilities Board (“KUB”) and TVA pursuant to which Union Data will increase its power supply contract demand from 780 kW to 5,000 kW for on-peak demand and held off-peak demand unchanged at 6,800 kW (the “Union Data Power Supply Agreement”).

On August 2, 2024, CleanSpark, GRIID and the other loan parties from time to time party thereto, amended and restated the CleanSpark Credit Agreement, as amended the ("Amended and Restated CleanSpark Credit Agreement") under which CleanSpark initially provided a term loan of $55,919 to GRIID, to include a new delayed draw term loan facility of $40,000 (the “Delayed Draw Facility”), which amounts GRIID is permitted to request pursuant to the terms of the Amended and Restated CleanSpark Credit Agreement and use solely for certain purposes as set forth in the Amended and Restated CleanSpark Credit Agreement. Pursuant to the Amended and Restated CleanSpark Credit Agreement, $5,000 of the Delayed Draw Facility was borrowed on August 5, 2024, and any amounts borrowed and repaid prior to the maturity date cannot be reborrowed.

Per the Colocation Agreement (Note 3), two sites starting hosting mining services after June 30, 2024. Union Data Diner LLC began on July 26, 2024 and Red Dog Technologies LLC began on July 31, 2024.

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

The Adit Merger was accounted for as a reverse recapitalization, in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Adit was treated as the “acquired” company for financial reporting purposes under GAAP. As a result of the closing of the Adit Merger, the financial statements of GRIID Infrastructure Inc. are the financial statements of the Company. The following discussion and analysis of the financial condition and results of operations of GRIID Infrastructure Inc. prior to the Adit Merger and our Company following the completion of the Adit Merger should be read together with GRIID Infrastructure Inc.’s consolidated financial statements and the related notes thereto appearing elsewhere in this Quarterly Report.

On June 26, 2024, GRIID Infrastructure Inc., entered into an Agreement and Plan of Merger (the "CleanSpark Merger Agreement") with CleanSpark and Tron Merger Sub, Inc. ("Tron Merger Sub"), a direct, wholly owned subsidiary of CleanSpark. Upon the terms and subject to the conditions set forth therein, Tron Merger Sub will merge with and into GRIID, with GRIID surviving as a direct, wholly owned subsidiary of CleanSpark (the “CleanSpark Merger”). The following discussion and analysis of the financial condition and results of operations of GRIID Infrastructure Inc. prior to the CleanSpark Merger should be read together with GRIID Infrastructure Inc.’s consolidated financial statements and the related notes thereto appearing elsewhere in this Quarterly Report.

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

Company Overview

GRIID is an emerging American infrastructure company in the bitcoin mining sector. We employ a vertically integrated self-mining strategy (which is supported at times by unique collaborative partnerships in support of the broader approach) to develop and operate U.S. based mining facilities that generate bitcoin by performing computing associated with Proof of Work. GRIID’s current business plan does not include the expansion of its mining operations to include digital assets other than bitcoin, or any other activities with, or the holding of, any other cryptocurrencies other than bitcoin. As of the date of this Quarterly Report, we have 68MW of available electrical capacity in our New York facility and our three Tennessee facilities. Our mining operations currently utilize application specific integrated circuits (“ASICs”) manufactured by two leading companies, Bitmain and MicroBT. GRIID has also purchased ASICs manufactured by Intel. We have continued developing a U.S. focused power pipeline. Our existing facilities utilize approximately 67% carbon-free power. These carbon-free levels are based solely on generation type and not from offsets or carbon credits and can therefore be materially improved.

We utilize two platforms that interact with our bitcoin:

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

Bitcoin Mining

Bitcoin is mined utilizing specialized computers (“miners”) configured for the purpose of validating transactions on bitcoin blockchains (referred to as “mining”). All of the miners incorporate ASIC chips specialized to solve blocks on the bitcoin blockchains using the 256-bit secure hashing algorithm (“SHA-256”) in return for bitcoin rewards.

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

Electricity

We currently have 68 MWs of existing available power capacity. We have developed strategic relationships with various energy providers for low-cost power and also have multiple LOIs and MOUs with energy providers which we anticipate will further scale our low-cost power pipeline. As of June 30, 2024, we derived approximately 67% of our energy from carbon-free sources.

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

For bitcoin, the reward was initially set at 50 bitcoin rewards per block. The bitcoin blockchain has undergone halving four times since its inception: first on November 28, 2012 at block 210,000; second on July 9, 2016 at block 420,000; third on May 11, 2020 at block 630,000; and then on April 12, 2024 at block 840,000, when the reward was reduced to its current level of 3.125 bitcoin per block. This deliberately controlled rate of bitcoin creation means that the number of bitcoins in existence will never exceed 21 million and that bitcoin cannot be devalued through excessive production. This process will repeat until the total amount of bitcoin rewards issued reaches 21 million and the theoretical supply of new bitcoin is exhausted, which is expected to occur around 2140. Many factors influence the price of bitcoin and potential increases or decreases in prices in advance of or following a future halving are unknown.

The Mergers and Public Company Costs

On December 29, 2023, Adit consummated the previously announced reverse recapitalization transaction contemplated by the Adit Merger Agreement. Pursuant to the Adit Merger Agreement, (i) Adit Merger Sub merged with and into Griid Holdco LLC, with Griid Holdco LLC as the surviving company in the merger and, after giving effect to such merger, continuing as a wholly owned subsidiary of the Company, and (ii) the Company’s name was changed from Adit EdTech Acquisition Corp. to GRIID Infrastructure Inc. The Adit Merger was accounted for as a reverse recapitalization and Adit was treated as the “acquired” company for financial reporting purposes. GRIID Infrastructure Inc. is deemed the predecessor and GRIID will be the successor SEC registrant, meaning that GRIID’s financial statements for periods prior to the consummation of the Adit Merger will be disclosed in future periodic reports.

GRIID recorded the net assets acquired from Adit. In connection with the reverse recapitalization, GRIID incurred $21,140 of equity issuance costs, of which $17,639 as of August 14, 2024 have been paid, consisting of advisory, legal, share registration and other professional fees. The remainder of $3,501 would be reflected in debt on extinguishment in July 2024 (Note 18), as many of the vendor balances were settled for less than owed. $2,225 of these fees represent underwriter fees incurred by Adit prior to the reverse recapitalization, related to their initial public offering. Following the consummation of the Adit Merger, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and our common stock is listed on The Nasdaq Global Market and Cboe Canada, which we expect will require us to hire additional personnel and implement public company procedures and processes. We expect to incur additional annual expenses as a public company for internal controls compliance and public company reporting obligations, directors’ and officers’ liability insurance, director fees and additional internal and external accounting and legal and administrative resources, including increased audit and legal fees.

On June 26, 2024, GRIID, CleanSpark and CleanSpark Merger Sub entered into the CleanSpark Merger Agreement under which, upon the terms and subject to the conditions set forth therein, CleanSpark Merger Sub will merge with and into the Company, with the Company surviving as a direct, wholly owned subsidiary of CleanSpark. If the CleanSpark Merger is completed, the Company’s stockholders will receive, in exchange for each share of GRIID common stock held immediately prior to the CleanSpark Merger (other than certain excluded shares), that number of shares of CleanSpark common stock equal to the quotient obtained by dividing the aggregate merger consideration by the total number of shares of GRIID common stock issued and outstanding as of the closing date of the CleanSpark Merger. The term “aggregate merger consideration” means the quotient obtained by dividing (x) the sum of (i) $155,000,000 minus (ii) the amount of the Company’s outstanding liabilities as of the closing date of the CleanSpark Merger (net of cash on hand), including all indebtedness (as defined in the CleanSpark Merger Agreement), plus up to $5 million in severance obligations that would be due and payable upon termination of certain employees identified by CleanSpark prior to the closing date, by (y) $16.587 (which is the volume-weighted average price of CleanSpark common stock for the two consecutive trading days prior to the date of the CleanSpark Merger Agreement).

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

	Six months ended June 30,2024	Six months ended June 30, 2023
Beginning balance	$142	$51
Adoption of ASC 350-60	3	$—
Cryptocurrencies received from mining	5,475	3,644
Mining services revenue	458	529
Mining pool operating fees	(15)	—
Consideration paid related to operation agreement	—	(4,049)
Proceeds from sale of cryptocurrencies	(6,025)	—
Gain on fair value of bitcoin, net	46	229
Realized gain on sale of cryptocurrencies and consideration paid	12
Impairment of cryptocurrencies	—	(144)
Ending balance	$96	$260

Number of bitcoin held	1.57	8.85
Average cost basis - per bitcoin	61,454	27,540
Fair value - per bitcoin	63,364	28,010
Cost basis of bitcoin (in '000s)	96	260
Fair value of bitcoin (in '000s)	99	263

Revenue Recognized from Bitcoin Mined

The number of bitcoin mined during the three months ended June 30, 2024 and 2023 were approximately 36 and 83, respectively. The number of bitcoin mined during the six months ended June 30, 2024 and 2023 were approximately 102 and 165, respectively. The decrease is due to the halving that occurred in April 2024. GRIID operates four mining sites, with three sites located in Tennessee and one in New York.

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

Realized Gain on Sale/Exchange of Bitcoin

During the three months ended June 30, 2024 and 2023, GRIID recognized $0.1 million losses and $0.1 million in gains on the sale of bitcoin, respectively. During the six months ended June 30, 2024 and 2023, GRIID recognized $12 million and $229 million in gains on the sale of bitcoin, respectively. GRIID has benefited from the increase in the global adoption and acceptance of bitcoin, although bitcoin generally has experienced substantial price volatility. For the three months ended June 30, 2024, average spot prices increased by $27,132, compared to an average increase of $12,009 for the three months ended June 30, 2023. The number of bitcoin mined by GRIID decreased from 83 for three months ended June 30, 2023 to 36 for the three months ended June 30, 2024. For the six months ended June 30, 2024, average spot prices increased by $20,186, compared to an average increase of $13,900 for the six months ended June 30, 2023. The number of bitcoin mined by GRIID decreased from 165 for six months ended June 30, 2023 to 102 for the six months ended June 30, 2024.

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

On January 1, 2024, the Company adopted ASC 350-60, which requires entities with certain crypto assets to subsequently measure such assets at fair value, with changes in fair value recorded in net income in each reporting period. No impairment analysis is to be performed with the adoption of the standard, and therefore, no impairment was recorded.

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

Interest Expense, Net of Interest Income

Interest expense includes interest paid or capitalized on GRIID’s notes payable as well as related debt discount amortization. GRIID also includes the difference between the warrants and debt issued within the interest expense line. A minimum amount of interest income associated with a related party note receivable was recorded, which was paid in full with the Adit Merger Agreement.

Results of Operations

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Revenue
Cryptocurrency mining revenue net of mining pool operator fees	$2,255	$2,055	$5,475	$3,669
Mining services revenue	2,456	2,684	5,057	5,465
Other revenue	—	15	—	79
Total revenue, net	4,711	4,754	10,532	9,213
Operating expenses
Cost of revenues (excluding depreciation and amortization)	3,086	3,273	6,575	6,614
Depreciation and amortization	949	1,540	2,043	3,111
Compensation and related taxes	1,737	2,122	3,986	4,122
Professional and consulting fees	3,848	791	5,759	1,946
General and administrative	1,054	734	2,354	1,392
Impairment of cryptocurrencies	—	97	—	144
Gain on extinguishment - non-debt related	—	—	—	(375)
Unrealized loss (gain) on fair value of cryptocurrency, net	63	—	(46)	—
Realized (gain) loss on sale of cryptocurrencies	50	(110)	(12)	(229)
Total operating expenses	10,787	8,447	20,659	16,725
Gain on disposal of property and equipment	—	281	—	1,480
Loss from operations	(6,076)	(3,412)	(10,127)	(6,032)
Other income (expense)
Gain on extinguishment of debt	45,053	—	45,053	—
Debt issuance costs	—	—	—	—
Change in fair value of warrant liability and warrant derivative	17	(1,834)	3,384	(3,624)
Gain on termination of warrant	—	—	—	—
Other income, net of other expense	—	453	—	453
Interest expense, net	(6,248)	(6,416)	(13,203)	(13,009)
Total other expense	$38,822	$(7,797)	$35,234	$(16,180)
Income (loss) before income taxes	32,746	(11,209)	25,107	(22,212)
Income tax expense (benefit)	8,037	(396)	6,876	(167)
Net income (loss)	$24,709	$(10,813)	$18,231	$(22,045)

Statistical Results Impacting Revenue and Expense

The following table presents some of the key statistical drivers of GRIID’s revenue and expense for the three and six months ended June 30, 2024 and 2023, for which fluctuations and trends are discussed below:

	Three months ended June 30, 2024	Three months ended June 30, 2023	Six months ended June 30, 2024	Six months ended June 30, 2023
Bitcoin Mined	36	83	102	165
Average Spot Rate of bitcoin Mined	64,356	28,009	61,358	25,390
Average Number of Employees	46	62	47	63

Revenue

Cryptocurrency Mining Revenue

Bitcoin mining revenue for the three months ended June 30, 2024 and 2023 was $2.3 million and $2.1 million, respectively for an increase of 10%. Bitcoin mining revenue for the six months ended June 30, 2024 and 2023 was $5.5 million and $3.7 million, respectively, for an increase of 49%. The increase in bitcoin mining revenue was due to higher spot rates of bitcoin offset by lower amounts of bitcoin mined throughout the quarter, which was attributable to higher global hash rates as well as the halving event. Revenue from bitcoin mining is impacted significantly by volatility in bitcoin prices, as well as increase in the bitcoin blockchain’s network hash rate resulting from the growth in the overall quality and quantity of miners working to solve blocks on the bitcoin blockchain along with the difficulty index associated with the secure hashing algorithm employed in solving the blocks.

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

GRIID earns 5% of the generated cryptocurrency revenue that is earned under the Mining Services Agreement. GRIID records revenue related to the 5% revenue share of the generated cryptocurrency, and expense from the arrangement on a gross basis, as GRIID represents the principal in relation to the contract. GRIID invoices Blockchain Access monthly for the electricity charges associated with the Mining Services related to the Blockchain Access Mining Equipment as well as the operating expense charges. Blockchain Access pays the electricity charges directly to the utility provider. Revenue for the three months ended June 30, 2024 and 2023 was $2.4 million ($0.2 million for mining services and $2.2 million for reimbursement) and $0.2 million ($0.2 million for mining services and $0.0 million for reimbursement), respectively. Revenue for the six months ended June 30, 2024 and 2023 was $5.0 million ($0.5 million for mining services and $4.5 million for reimbursement) and $0.2 million ($0.2 million for mining services and $0.0 million for reimbursement), respectively.

The Company entered into a colocation mining services agreement (the "CleanSpark Hosting Agreement") with CleanSpark, Inc. (“Cleanspark” or the “Customer”), on June 26, 2024, to host the Customer’s miners (i.e., hosting services). The CleanSpark Hosting Agreement has an initial term of twelve months, which is automatically renewable for six successive six month periods, unless CleanSpark provides thirty days’ termination notice at the end of a period. Under the CleanSpark Hosting Agreement, the Company determined that it is principally responsible for the provision of hosting services, and as such, recognizes revenue on a gross basis. The transaction price includes the following: (1) a revenue share percentage based upon the notional quantity of bitcoin earned by the Customer’s hosted miners, (2) reimbursement of electricity expenses incurred in the delivery of hosting services, and (3) maintenance fees. The Company determined that the CleanSpark Hosting Agreement contains a series of performance obligations which qualify to be recognized under a practical expedient available known as the “right to invoice.” This determination allows variable consideration in such contracts to be allocated to and recognized in the period to which the consideration relates, which is typically the period in which it is billed, rather than requiring estimation of variable consideration at the inception of the contract. All consideration is received in USD, as the agreement does not include any noncash consideration (e.g., bitcoin), which is billed on a bimonthly basis (i.e., the 15th and end of the month). Revenue recorded under this CleanSpark Hosting Agreement for the three and six months ended was $38.

GRIID could earn monthly curtailment revenue under its development and operation agreement with HDP during months in which HDP curtails the supply of electricity to mines and sells the electricity to the market. The curtailment revenue represents compensation for forgone mining revenue. A management fee is also recognized in connection with this development and operation agreement. GRIID records the revenue and expenses related to this development and operation agreement on a gross basis. The management fee is recognized as mining services revenue, whereas curtailment revenue and revenue share amounts are recognized as other revenue. All amounts due to each party, are accrued for and paid out the next month. No revenue was recorded for the six months ended June 30, 2024 and 2023, respectfully.

Operating Expenses

Cost of Revenues

Cost of revenues consists primarily of direct costs of earning bitcoin related to mining operations, including electric power costs and other utilities, but excluding depreciation and amortization. Cost of revenues decreased to $3.1 million for the three months ended June 30, 2024 from $3.3 million for three months ended June 30, 2023. Cost of revenues stayed the same at $6.6 million for the six months ended June 30, 2024 and June 30, 2023, respectively. The slight decrease for the three months ended June 30, 2024 in cost of revenues is attributable to utilizing more efficient miners as well as using less energy at one of the sites.

The location supporting the Mining Services Agreement had $1.6 million and $2.2 million of reimbursable electricity expenses, which are reported as cost of sales for the three months ended June 30, 2024 and 2023, respectively. The location supporting the Mining Services Agreement had $3.8 million and $4.6 million of reimbursable electricity expenses for the six months ended June 30, 2024 and 2023, respectively.

Depreciation and Amortization

Depreciation and amortization for the three months ended June 30, 2024 and 2023 was approximately $1.0 and $1.5, respectively. Depreciation and amortization for the six months ended June 30, 2024 and 2023 was approximately $2.0 million and $3.1 million, respectively. The decrease in depreciation and amortization for the three and six months ended June 30, 2024 and 2023, respectively, is primarily related to the lower amount of miners and other equipment as well as some of the larger miner purchases from prior years became fully depreciated.

Compensation and Related Taxes

Compensation and related taxes include cash compensation, related payroll taxes and benefits, and unit-based compensation. Compensation and related taxes for the three months ended June 30, 2024 decreased to $1.7 million from $2.1 million for the three months ended June 30, 2023, a decrease of $0.4 million. Compensation and related taxes for the six months ended June 30, 2024 decreased to $4.0 million from $4.1 million for the six months ended June 30, 2023, a decrease of $0.1 million. The decrease in compensation and related taxes for both periods is primarily due to a decrease in the number of employees. The location supporting the Mining Services Agreement had $0.1 million of related expenses for the three months ended June 30, 2024 and 2023, respectively, which are reported as compensation and related taxes. The location supporting the Mining Services Agreement had $0.2 million and $0.2 million of related expenses for the six months ended June 30, 2024 and 2023, respectively.

Professional and Consulting Fees

Professional and consulting fees include accounting, tax, legal and consulting fees. Professional fees increased to $3.8 million for the three months ended June 30, 2024 from $0.8 million for the three months ended June 30, 2023. Professional fees increased to $5.8 million for the six months ended June 30, 2024 from $1.9 million for the six months ended June 30, 2023. The increases are primarily related to legal and professional fees associated with the CleanSpark Merger, including related preparedness expenses.

General and Administrative

General and administrative expenses consist of site expenses, insurance, travel, entertainment and other operating related expenses. General and administrative expenses for the three months ended June 30, 2024 increased to $1.1 million from $0.7 million as of June 30, 2023. General and administrative expenses for the six months ended June 30, 2024 increased to $2.4 million from $1.4 million as of June 30, 2023. The primary drivers of the increase in general and administrative expenses related to increased expenses from insurance, job supplies, software subscriptions and travel to job sites. The location supporting the Mining Services Agreement had $0.1 million for the three months ended June 30, 2024 and 2023, respectively. The Mining Services Agreement with HDP had $0.0 million for the six months ended June 30, 2024 and 2023, respectively. These expenses include site and other business expenses, which are reported as general and administrative expenses.

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

On January 1, 2024, the Company adopted ASC 350-60, which requires entities with certain crypto assets to subsequently measure such assets at fair value, with changes in fair value recorded in net income in each reporting period. No impairment analysis was performed with the adoption of the standard, and therefore, no impairment was recorded.

Gain on Fair Value of Bitcoin

Due to the adoption of ASC 350-60, the Company records the changes in fair value on a monthly basis.

Mining and Other Related Equipment

Whenever events or changes in circumstances dictate, or, minimally, on a quarterly basis, GRIID tests its miners and other related equipment for impairment. Miners and the equipment associated with the miners are considered fully impaired if they are no longer usable or no longer contributing to GRIID’s hash rate. For the three and six months ended June 30, 2024 and 2023, GRIID recorded impairment associated with its mining and other related equipment of $0.0 million, respectively. The undiscounted cash flows used in the recoverability test were less than the carrying amount of the long-lived asset group, and GRIID was required to determine the fair value of the long-lived asset group. The final impairment test using fair value resulted in no impairment of the asset group, as the carrying amount of the long-lived asset group does not exceed its fair value.

Realized Gain on Sale of Cryptocurrencies

During the three months ended June 30, 2024 and 2023, GRIID recognized $0.1 million in losses and $0.1 million in gains on the sale of bitcoin, respectively. During the six months ended June 30, 2024 and 2023, GRIID recognized $0.0 million and $0.2 million in gains on the sale of bitcoin, respectively. GRIID has benefited from the increase in the global adoption and acceptance of bitcoin, although bitcoin generally has experienced substantial price volatility. For the three months ended June 30, 2024, average spot prices increased by $27,132, compared to an average increase of $12,009 for the three months ended June 30, 2023. The number of bitcoin mined by GRIID decreased from 83 for three months ended June 30, 2023 to 36 for the three months ended June 30, 2024. For the six months ended June 30, 2024, average spot prices increased by $20,186, compared to an average increase of $13,900 for the six months ended June 30, 2023.The number of bitcoins mined by GRIID decreased to 102 for the six months ended June 30, 2024 from 165 bitcoin for the six months ended June 30, 2023.

Gain on Disposal of Property and Equipment

GRIID had a $0.0 million gain on disposal of property and equipment during the three and six months ended June 30, 2024, respectively, compared to a gain on disposal of property and equipment of $0.3 and $1.5 million during the three and six months ended June 30, 2023.

Change in Fair Value of Warrant Liability

GRIID recorded a gain on change in fair value of warrant liability of $0.0 million during the three months ended June 30, 2024, compared to a loss of $1.8 million from the same period in 2023. GRIID’s recorded a gain on change in fair value of warrant liability of $3.4 million during the six months ended June 30, 2024, compared to a loss of $3.6 million from the same period in 2023. The change is due to the change in fair value changes of issued warrants throughout the year as well as the effects of the Adit Merger Agreement.

The fair value of the warrant liability issuance as of December 31, 2023 as well as June 30, 2024 were determined via the fair value assessment method and included multiplying the related fixed percent of total equity value by the estimated number of shares upon immediate close of the transaction and multiplied the quoted market price of Adit (before merger) and GRIID (after merger). The observable input of quoted prices for Adit and GRIID are as follows:

Date	Adit Share Price
December 31, 2023	$5.38
March 31, 2024	$1.32
June 30, 2024	$1.06

Interest Expense

GRIID’s interest expense decreased to $6.2 million during the three months ended June 30, 2024 from $6.4 million during the same period in 2023. GRIID’s interest expense increased to $13.2 million during the six months ended June 30, 2024 from $13.0 million during the same period in 2023. These changes are minimal and a result of an increased borrowing base as well as the issuance of warrants offset with the payoff of the Blockchain credit agreement. See “Cash and Cash Flows” below.

Income Tax Benefit

GRIID recorded an income tax expense in the amount of $8.0 million during the three months ended June 30, 2024, compared to a benefit of $0.4 million during the same period in 2023. GRIID recorded an income tax expense in the amount of $6.9 million during the six months ended June 30, 2024, compared to a benefit of $0.2 million during the same period in 2023.

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

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure defined as our net income (loss), adjusted to eliminate the effect of (i) interest income, interest expense, net; (ii) provision for income taxes; (iii) depreciation and amortization; and (iv) gain on disposal of property and equipment; (v) gain on fair value of bitcoin, net; (vi) change in fair value of warrant liability and warrant derivative. We believe Adjusted EBITDA is an important measure because it allows management, investors, and our board of directors to analyze and evaluate our operating results, including our return on capital and operating efficiencies, from period-to-period. In addition, Adjusted EBITDA provides useful information to investors and potential investors to enable them to understand and evaluate our results of operations, as well as to provide a useful measure for period-to-period comparisons of our business, as it removes the effect of net interest income (expense), certain non-cash items, variable charges, and timing differences. At the closing of the Adit Merger on December 29, 2023, the limited liability company was converted into a C-corporation Moreover, we have included Adjusted EBITDA in this Quarterly Report because it represents a key measurement used by our management internally to make operating decisions, evaluate performance, and perform strategic and financial planning.

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

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA for the three and six months ended June 30, 2024 and 2023.

All numbers in thousands	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	Six Months Ended June 30,2024	For the Six Months Ended June 30,2023
Net income (loss)	$24,709	$(10,813)	$18,231	$(22,045)
Adjustments:
Interest expense, net	6,248	6,416	13,203	13,009
Income tax expense (benefit)	8,037	(396)	6,876	(167)
Depreciation and amortization	949	1,540	2,043	3,111
Gain on disposal of property and equipment	—	(281)	—	(1,480)
Loss (gain) on fair value of bitcoin, net	63	—	(46)	—
Gain on extinguishment - non-debt related	—	—	—	(375)
Change in fair value of warrant liability and warrant derivative	(17)	1,834	(3,384)	3,624
Gain on extinguishment of debt	(45,053)	—	(45,053)	—
Adjusted EBITDA	$(5,064)	$(1,700)	$(8,130)	$(4,323)

Our non-GAAP financial measures are not meant to be considered in isolation and should be read only in conjunction with our consolidated financial statements, which have been prepared in accordance with GAAP and are included elsewhere in this Quarterly Report.

GRIID’s Adjusted EBITDA decreased to $(5.1) million in the three months ended June 30, 2024 from $(1.7) million in the same period in 2023. GRIID’s Adjusted EBITDA decreased to $(8.1) million in the three months ended June 30, 2024 from $(4.3) million in the same period in 2023. Adjusted EBITDA adjustments for the months ended June 30, 2024 and 2023 are primarily non-cash in nature consisting of interest expense, income tax expense or benefit, depreciation and amortization, gains on disposal of property and equipment, impairment of mining equipment and cryptocurrency, extinguishment of debt, gain or loss on non-debt extinguishment and the change in the fair value of the warrant liability.

Critical Accounting Policies and Estimates

GRIID believes the following accounting policies are most critical in understanding and evaluating this management discussion and analysis:

Accounting for Bitcoin

Bitcoin is included in current assets in the accompanying consolidated balance sheets. Bitcoin holdings are classified as indefinite-lived intangible assets in accordance with Accounting Standards Codification No. 350, Intangibles—Goodwill and Other. An intangible asset with an indefinite useful life is not amortized but measured using the quoted price of the bitcoin as of the measurement date. As of June 30, 2024, GRIID’s digital assets consisted of approximately 1.57 bitcoin compared to 3.44 bitcoin as of December 31, 2023. The average spot rate for bitcoin was $61,358 and $22,739 as of June 30, 2024 and December 31, 2023, respectively.

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

Liquidity and Capital Resources

As of June 30, 2024, GRIID had cash of $0.3 million and cryptocurrency holdings of $0.1 million, which are available to fund future operations.

During the six months ended June 30, 2024, the Company

•
Entered into the CleanSpark Credit Agreement
•
Successfully extinguished and paid off the Blockchain Credit Agreement
•
Put shares to GEM and raised $5.9 million
•
Subsequent to June 30, 2024, the Company reached agreements with the majority of the bridge investors to repay the notes at a discount to par
•
Subsequent to June 30, 2024, the Company reached agreements with certain vendors to repay the balances owed at a discount to par

Pursuant to the CleanSpark Merger Agreement, CleanSpark and GRIID have entered into a secured term loan credit agreement (the “CleanSpark Credit Agreement”) under which CleanSpark provided a term loan of $55,919 (the “Term Loan Amount”) to GRIID, which amounts GRIID is permitted to use solely for certain purposes as set forth in the CleanSpark Credit Agreement. The Company borrowed $15,000 upon the signing of the Term Loan Amount and the remainder of the Term Loan Amount was borrowed on July 2, 2024 (Note 18). The maturity date of the term loan is the earlier of (i) June 26, 2025, or (ii) 90 days after the termination of the merger transaction between CleanSpark and GRIID under the CleanSpark Merger Agreement (other than a termination resulting solely from the breach of CleanSpark). On the maturity date, the principal and any accrued but unpaid interest must be paid. The term loan bears interest at a rate of 8.5% per annum. The Credit Agreement contains customary representations, warranties, covenants, and events of default for a deal of this type. GRIID immediately used $15,000 of the Term Loan Amount to finance the Blockchain Payoff Amount. The payments and performance of all indebtedness and other obligations of Company to the CleanSpark is guaranteed jointly and severally by the GRIID’s subsidiaries.

Throughout 2022 and 2023, the Company completed private placements (the “bridge financings”) with certain accredited investors pursuant to which the Company issued promissory notes and a recognition of warrants and warrant liability. The promissory notes have an interest rate of 15.0% per annum and effective interest rate of 22.5%. Subject to mandatory or optional repayment of the promissory notes, the outstanding principal amount of the promissory notes, together with all accrued and unpaid interest thereon, is due after one year of commencement (the “maturity date”). In the event that GRIID issues shares of its common stock to GEM Yield Bahamas Limited (“GYBL”) pursuant to that certain share purchase agreement (the “GEM Agreement”), dated as of September 9, 2022, among GRIID Holdco LLC, Adit, GEM Global Yield LLC SCS (“GYBL”), and GEM Yield Bahamas Limited (the "Purchaser"), any proceeds the Company receives under the GEM Agreement must be used to repay $4.9 million in 2024 and $20.1 million in 2025. If an event of default occurs, the promissory notes may become due and payable. The Company put 1,440,645 and 3,969,869 shares for $1.4 million and $5.9 million for the three and six months ended June 30, 2024, respectively. The Company terminated the GEM Agreement origination fee of $4,000 for $3,500 as well as $20,135 of the bridge financings for $18,278 on July 2, 2023 (Note 18). As of June 30, 2024, the Company had $2,611 of bridge financings still outstanding.

On December 29, 2023, the Company and EarlyBird Capital, Inc. (“EarlyBird”) entered into an amendment (the “Amendment”) to the Underwriting Agreement. Among other things, the amendment modified the amount of the deferred underwriting commission payable to EarlyBird to $4,687, which includes reimbursement of EarlyBird’s legal expenses in an amount of $150,000. The note incurs monthly interest at 8% and the capitalized interest as of June 30, 2024 was $190 and December 31, 2023 was $3. The maturity date is December 29, 2024, and at this time if the note is not paid in full, interest will start to accrue at 15%.

GRIID Infrastructure LLC and certain GRIID subsidiaries (collectively, the “Borrowers”) entered into the Fourth Amended and Restated Credit Agreement (the "Blockchain Credit Agreement"). The Blockchain Credit Agreement amended and restated the prior credit agreement with Blockchain in its entirety. The Blockchain Credit Agreement is qualified in its entirety by reference to the full text of the Blockchain Credit Agreement. The Blockchain Credit Agreement provides for a restructured senior secured term loan (the “loan”) in the amount of $57.4 million. The maturity date of the loan was September 23, 2025. The obligations of the Borrowers under the Blockchain Credit Agreement are guaranteed by each of the other Borrowers, and are secured by first priority liens on and security interests in substantially all of the assets of the Borrowers. The loan bears interest at a rate equal to 10% per annum and upon an event of default, the interest rate would increase by 2.00%. The Borrowers are able to voluntarily repay the outstanding loan. Borrowers are required to repay the outstanding loan in an amount equal to 25% of the net proceeds of certain issuances of equity in excess of $25.0 million. In addition, if the Borrowers sell, transfer or otherwise dispose of certain assets in a manner not permitted under the Blockchain Credit Agreement or suffer an event of loss, as such term is defined in the Blockchain Credit Agreement, the Borrowers must apply the net proceeds thereof to prepay outstanding loans, subject to certain reinvestment rights set forth in the Blockchain Credit Agreement. The Blockchain Credit Agreement includes certain affirmative and negative covenants. In connection with the Blockchain Credit Agreement, GRIID issued to Blockchain warrants, exercisable for 1,377,778 Class B Units of GRIID Holdco, which number of Class B units was adjusted immediately prior to Closing of the Adit Merger such that the number of Class B Units, when exchanged for Adit Merger consideration, equals 10% of the issued and outstanding common stock of GRIID immediately following the closing of the Adit Merger. The Blockchain warrant replaces all prior warrants issued by GRIID Holdco or its affiliates to Blockchain or its affiliates. These related warrants were converted to shares upon the completion of the Adit Merger. The Blockchain Credit Agreement was terminated as of June 26, 2024.

On June 26, 2024, the Company successfully extinguished the Blockchain Credit Agreement with a principal and interest balance of $67,265. The extinguishment was achieved through negotiations with Blockchain, resulting in a debt forgiveness was in aggregate amount of $15,000 resulting in a $45,043 gain on extinguishment on the consolidated statements of operations. The balance of $403 was written off from the statement of operations due to the amount of reimbursement charges Blockchain was not going to pay for the month of June's electricity reimbursement. The Company agreed to settle this amount with Blockchain upon termination. The balance of $15,000 was settled with cash on hand, received from CleanSpark (see "CleanSpark Credit Agreement" below). The loans and all other obligations were deemed fully paid, performed and satisfied in full and all liens as defined in the Blockchain Credit Agreement were terminated and released. Blockchain paid the 0.01 BTC that was being held in Blockchain's wallet on July 25, 2024.

As of August 14, 2024, we had 13,800,000 outstanding Public Warrants to purchase 13,800,000 shares of our common stock, exercisable at an exercise price of $11.50 per share, (ii) 7,270,000 outstanding Private Placement Warrants to purchase 7,270,000 shares of our common stock, exercisable at an exercise price of $11.50 per share and (iii) a GEM Warrant to purchase 1,733,726 shares of our common stock, exercisable at an exercise price of $4.84 per share.

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

We issued draw down notices under the GEM Agreement in 2024 and received an aggregate of $5,954 in net proceeds from the sale of an aggregate of 3,969,869 shares of common stock to GEM Global. If any additional funding is necessary to continue operations, we will draw down on the Amended and Restated CleanSpark Credit Agreement.

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

Cash and Cash Flows for the Six Months Ended June 30, 2024 and 2023

The following table presents cash and cash provided by (used in) operating, investing, and financing activities during the six months ended June 30, 2024 and 2023:

	Six Months Ended	Six Months Ended
All numbers in thousands	June 30, 2024	June 30, 2023
Beginning balance of cash	$3,174	$969
Net cash used in operating activities	(13,634)	(10,546)
Net cash provided by investing activities	5,254	6,061
Net cash provided by financing activities	5,803	4,468
Ending balance of cash	$597	$952

Operating Activities

Net cash used in operating activities of $13.6 million during the six months ended June 30, 2024 was driven primarily by net income of $18.2 million adjusted for the net effect of non-cash items consisting primarily of cryptocurrency mining of $5.9 million, gain on extinguishment of debt of $45.1 million, partially offset by non-cash interest expense of $13.2 million, and depreciation and amortization of $2.0 million. The decrease in cash from working capital was driven primarily by decreased accounts payable of $1.4 million, deferred tax liability of $2.0 million, increase in prepaid expenses of $1.0 million offset by an increase in accrued expenses and other of $12.6 million.

Net cash used in operating activities of $10.5 million during the six months ended June 30, 2023 was driven primarily by net loss of $22.0 million adjusted for the net effect of non-cash items consisting primarily of cryptocurrency mining of $4.2 million, gain on disposal of property and equipment of $1.5 million, partially offset by gain on change in fair value of warrant liability of $3.6 million, non-cash interest expense of $13.0 million, and depreciation and amortization of $3.1 million. The decrease in cash from working capital was driven primarily by decreased accounts payable of $1.4 million, deferred tax liability of $0.2 million, increase in receivables of $0.8 million offset by an increase in accrued expenses and other of $0.5 million.

Investing Activities

Net cash provided by investing activities during the six months ended June 30, 2024 was $5.3 million, primarily consisting of proceeds from sale of cryptocurrencies of $6.0 million offset by purchases of property and equipment of $0.1 million.

Net cash provided by investing activities during the six months ended June 30, 2023 was $6.1 million, primarily consisting of proceeds from sale of cryptocurrencies of $4.0 million and proceeds from disposal of property and equipment of $2.1 million.

Financing Activities

Net cash provided by financing activities was $5.8 million during the six months ended June 30, 2024 primarily related to proceeds from the issuance of equity of $6.0 million offset by the repayment of notes payable of $0.2 million.

Net cash provided by financing activities was $4.5 million during the six months ended June 30, 2023 primarily related to proceeds from the issuance of debt of $5.5 offset by the repayment of notes payable of $1.0 million.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2024 due to the material weaknesses in our internal controls over financial reporting described below.

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

For the year ended December 31, 2023, and the quarters ended March 31, 2024 and June 30, 2024, the Company identified material weaknesses in our internal controls over (i) financial reporting related to accounting for unique and/or technically complex transactions (including warrant accounting, debt modification accounting, and long-lived asset impairment evaluation) and (ii) the accounting and financial reporting function (including segregation of duties and review process and financial statement reporting).

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness, as of December 31, 2023, of the Company’s internal control over financial reporting. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in its publication Internal Control-Integrated Framework (2013). Based on that evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2023, due to material weaknesses in its internal controls resulting from (i) the Company not appropriately identifying and accounting for the GEM Warrant, (ii) the Company not appropriately identifying indicators of impairment when performing its long-lived asset impairment analysis, (iii) the Company not having appropriate segregation of duties policies and procedures in place and (iv) the Company’s financial statement preparation and disclosures not being subjected to a thorough review resulting in many items needing to be changed or updated as a result of our independent registered accounting firm’s review. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Notwithstanding the material weaknesses identified above, management has concluded that its consolidated financial statements included in this Quarterly Report fairly present in all material respects the financial condition, results of operations and cash flows of the Company in accordance with GAAP for each of the periods presented therein.

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

These material weaknesses did not result in any identified material misstatements to the condensed consolidated financial statements, and there were no changes to previously released financial results.

Changes in Internal Control

We periodically review our internal control over financial reporting as part of our efforts to ensure compliance with the requirements of Section 404 of the Sarbanes-Oxley Act. In addition, we routinely review our system of internal control over financial reporting to identify potential changes to our processes and systems that may improve controls and increase efficiency, with the goal of establishing and maintaining an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating the activities of business units, migrating certain processes to our shared services organizations, formalizing policies and procedures, improving segregation of duties and increasing monitoring controls. We also will have changes in our internal controls going from a private company to a public company and to address the material weaknesses described above. There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The information contained in Part I, Item 1, Financial Statement and Supplementary Data - Note 14, "Commitments and Contingencies", under the heading "Litigation", is incorporated by reference into this Item 1.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)
Unregistered Sales of Securities. Pursuant to the GEM Agreement, the Company may issue and sell to GEM Global, and GEM Global may purchase from the Company, until December 29, 2026, up to the number of shares of common stock having an aggregate value of $200,000,000, pursuant to draw down notices (each, a “Draw Down Notice” and each transaction under a Draw Down Notice, a “Draw Down”), which we may deliver to GEM Global in the Company’s sole discretion. Upon the valid exercise of a Draw Down, pursuant to delivery of a notice and in accordance with other conditions, GEM Global will be required to pay, in cash, a per-share amount equal to 92% of the average closing bid price of the shares of our common stock as reported on the principal market on which shares of our common stock are traded during the 30 consecutive trading days commencing on the first trading day that is designated on the Draw Down notice. In no event may the Draw Down amount (other than the Committed Draw Down Amount (as defined in the GEM Agreement) specified in a Draw Down Notice exceed 400% of the average daily trading volume of the common stock for the 30 trading days immediately preceding the date of such Draw Down notice. There can be no guarantee that the Company will have access to the full amount available to the Company under the GEM Agreement, or that if the Company does have access, the Company will elect to draw down the full amount available to the Company under the GEM Agreement. On February 27, 2024, the Company issued 1,315,106 shares of common stock to GEM and received net proceeds of $2,717,430. On March 1, 2023, the Company issued 520,350 shares of common stock to GEM and received net proceeds of $950,263. On March 14, 2024, the Company issued 433,350 shares of common stock to GEM and received net proceeds of $624,312. On March 25, 2024, the Company issued 260,218 shares of common stock to GEM and received net proceeds of $275,311. On April 4, 2024, the Company issued 650,000 shares of common stock to GEM and received net proceeds of $683,150. On April 18, 2024, the Company issued 447,461 shares of common stock to GEM and received net proceeds of $457,753. On May 16, 2024, the Company issued 83,333 shares of common stock to GEM and received net proceeds of $69,920. On June 10, 2024, the Company issued 259,851 shares of common stock to GEM and received net proceeds of $175,425. To date we have drawn down $5,953,564 million under the GEM Agreement and sold an aggregate of 3,969,869 shares of our common stock to GEM Global. These sales were made pursuant to Section 4(a)(2) of the Securities Act (15 U.S. Code §77d(A)(2)). Proceeds of the sale were used for working capital purposes.

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

On May 17, 2024, the Company and its wholly owned subsidiary GRIID Infrastructure LLC entered into asset purchase agreements (“Asset Purchase Agreements”) with SunnySide Digital, Inc., a Canadian corporation (“SunnySide”), the Company issued 499,490 shares of common stock in exchange for 496 MicroBT M30S+ and 476 Bitmain Antminer S19's. The fair value of the aggregate of shares of common stock exchanged was $379,612, or $0.76 per share of common stock. Each of the Asset Purchase Agreements includes standard terms and conditions and these issuances of our common stock in these transactions were made pursuant to Section 4(a)(2) of the Securities Act (15 U.S. Code §77d(A)(2)).

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three and six months ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act).

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

2.5

Agreement and Plan of Merger, dated as of June 26, 2024, by and among GRIID Infrastructure, Inc., CleanSpark, Inc. and Tron Merger Sub Corp. (incorporated by reference to Exhibit 2.1 to GRIID Infrastructure’s Current Report on Form 8-K (File No. 000-39872), filed with the SEC on July 2, 2024)

3.1

Second Amended and Restated Certificate of Incorporation of GRIID Infrastructure Inc. (incorporated by reference to Exhibit 3.1 to GRIID Infrastructure’s Current Report on Form 8-K (File No. 000-39872), filed with the SEC on January 2, 2024).

3.2

Amended and Restated Bylaws of GRIID Infrastructure Inc. (incorporated by reference to Exhibit 3.2 to GRIID Infrastructure’s Current Report on Form 8-K (File No. 000-39872), filed with the SEC on January 2, 2024).

10.1

GRIID Infrastructure Inc. 2023 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to GRIID Infrastructure Inc.’s Current Report on Form 8-K (File No. 001-39872), filed with the SEC on January 2, 2024).

10.2

Form of Restricted Stock Award Agreement under the GRIID Infrastructure Inc. 2023 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 99.2 to the registration statement on Form S-8 (File No. 333-278742), filed with the SEC on April 16, 2024).

10.3

Form of Restricted Stock Unit Award Agreement under the GRIID Infrastructure Inc. 2023 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 99.3 to the registration statement on Form S-8 (File No. 333-278742), filed with the SEC on April 16, 2024).

10.4

Form of Non-Qualified Stock Option Award Agreement under the GRIID Infrastructure Inc. 2023 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 99.4 to the registration statement on Form S-8 (File No. 333-278742), filed with the SEC on April 16, 2024).

10.5

Form of Incentive Stock Option Award Agreement under the GRIID Infrastructure Inc. 2023 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 99.5 to the registration statement on Form S-8 (File No. 333-278742), filed with the SEC on April 16, 2024).

10.6	Form of Executive Employment Agreement (incorporated by reference to Exhibit 99.1 to GRIID Infrastructure’s Current Report on Form 8-K (File No. 000-39872), filed with the SEC on April 24, 2024).
10.7

Form of Voting Agreement entered into as of June 26, 2024 and June 28, 2024, among GRIID Infrastructure, Inc., CleanSpark, Inc. and certain stockholders of GRIID Infrastructure, Inc. (incorporated by reference to Exhibit 10.1 to GRIID Infrastructure’s Current Report on Form 8-K (File No. 000-39872), filed with the SEC on July 2, 2024).

10.8

Colocation Mining Services Agreement, dated June 26, 2024, by and between CleanSpark, Inc. and GRIID Infrastructure Inc. (incorporated by reference to Exhibit 10.2 to GRIID Infrastructure’s Current Report on Form 8-K (File No. 000-39872), filed with the SEC on July 2, 2024).

10.9

Payoff Letter, dated June 26, 2024, among GRIID Infrastructure LLC, GRIID Holdco, LLC, GRIID Infrastructure Inc., the other loan parties thereto, Blockchain Access UK Limited and Blockchain Capital Solutions (US), Inc. (incorporated by reference to Exhibit 10.3 to GRIID Infrastructure’s Current Report on Form 8-K (File No. 000-39872), filed with the SEC on July 2, 2024).

10.10

Credit Agreement, dated June 26, 2024, by and among CleanSpark, Inc. GRIID Infrastructure Inc., and the other parties from time to time party thereto (incorporated by reference to Exhibit 10.4 to GRIID Infrastructure’s Current Report on Form 8-K (File No. 000-39872), filed with the SEC on July 2, 2024).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
31.4*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page formatted as Inline XBRL and contained in Exhibit 101

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Company Name

Date: August 14, 2024	By:	/s/ Allan Wallander
Allan Wallander
CFO