Form 10-Q/A
period 2024-06-30
GRIID Infrastructure Inc.
filed 2024-08-16
CIK 1830029

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

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

EXPLANATORY NOTE

GRIID Infrastructure Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to amend its Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, originally filed with the Securities and Exchange Commission (“SEC”) on August 14, 2024 (the “Original Form 10-Q”), to include Exhibits 31.1, 31.2, 32.1 and 32.2, which were inadvertently omitted in the Original Form 10-Q.

This Amendment contains only the Cover Page to this Amendment, this Explanatory Note, Item 6, the Signature Page, and the certifications attached to this Amendment as Exhibits 31.1, 31.2, 32.1 and 32.2. No other changes have been made to the Original Form 10-Q.

This Amendment speaks as of the filing date of the Original Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Original Form 10-Q other than as indicated. Accordingly, this Amendment should be read in conjunction with the Original Form 10-Q and the Company’s other filings with the SEC.

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

Company Name

Date: August 16, 2024	By:	/s/ Allan Wallander
Allan Wallander
CFO